Form 10-K
period 2022-12-31
Next Bridge Hydrocarbons, Inc.
filed 2023-03-31
CIK 1936756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-266143

NEXT BRIDGE HYDROCARBONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-2538731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6300 Ridglea Place, Suite 950
Fort Worth, TX 76116
(Address of principal executive offices) (Zip Code)

(817) 438-1937
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Our common stock is not publicly traded and is not eligible for electronic transfer through the Depository Trust Company book-entry system or any other established clearing corporation.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The approximate aggregate market value of the 152,544,749 shares of common stock held by non-affiliates of the registrant, as of March 31, 2023, was $442,379,772.10.

Class	Outstanding at March 24, 2023
Common stock, par value $0.0001 per share	165,472,241

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission on or before April 30, 2023) are incorporated by reference into Part III of this Form 10-K.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are identified by their use of terms such as “can,” “could,” “continuing,” “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “ongoing,” “plan,” “predict,” “potential,” “project,” “should,” “seeks,” “believe,” “likely to” and similar words, phrases or expressions. All statements, other than statements of historical facts, included in this report, are forward-looking statements, including statements mentioned under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding:

●	amount and timing of future production of oil and natural gas;

●	amount, nature and timing of capital expenditures;

●	the number of anticipated wells to be drilled after the date hereof;

●	the availability of exploration and development opportunities;

●	our financial or operating results;

●	our cash flow and anticipated liquidity;

●	operating costs including lease operating expenses, administrative costs and other expenses;

●	finding and development costs;

●	our business strategy; and

●	other plans and objectives for future operations.

Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason. They can be affected by a number of factors, including, among others:

●	the risks described in “Risk Factors” and elsewhere in this report;

●	the volatility of prices and supply of, and demand for, oil and natural gas;

●	the timing and success of our drilling activities;

●	the numerous uncertainties inherent in estimating quantities of oil and natural gas reserves and actual future production rates and associated costs;

●	our ability to successfully identify, execute or effectively integrate future acquisitions;

●	the usual hazards associated with the oil and natural gas industry, including fires, well blowouts, pipe failure, spills, explosions and other unforeseen hazards;

●	our ability to effectively market our oil and natural gas;

●	the availability of rigs, equipment, supplies and personnel;

●	our ability to discover or acquire additional reserves;

●	our ability to satisfy future capital requirements;

●	changes in regulatory requirements;

●	general economic conditions, status of the financial markets and competitive conditions; and

●	our ability to retain key members of our senior management and key employees.

Moreover, we operate in a rapidly evolving environment. New risk factors and uncertainties emerge from time to time, and it is not possible for our management to predict all the risk factors and uncertainties, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.

You should not rely upon forward-looking statements as predictions of future events. The forward-looking statements made in this report relate only to events or information available to us as of the date of this report. Except as required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

DEFINITIONS

The following are abbreviations and definitions of terms commonly used in the oil and gas industry and in this report. Natural gas equivalents and crude oil equivalents are determined using the ratio of six Mcf to one barrel. All references to “us”, “our”, “we”, or “Next Bridge” mean Next Bridge Hydrocarbons, Inc. and where applicable, its consolidated subsidiaries.

“Bbl” means a barrel of U.S. 42 gallons of oil.

“BOE” means one barrel of oil equivalent.

“Completion” means the installation of permanent equipment for the production of oil or gas.

“Condensate” means natural gas in liquid form produced in connection with natural gas wells.

“Exploratory well” means a well drilled to find a new field or to find a new productive reservoir in a field previously found to be productive of oil or natural gas in another reservoir or to extend a known reservoir.

“Gross” when used with respect to acres or wells, production or reserves refers to the total acres or wells in which we or another specified person has a working interest.

“MBbls” means one thousand barrels of oil.

“Mcf” means one thousand cubic feet of natural gas.

“Net” when used with respect to acres or wells, refers to gross acres of wells multiplied, in each case, by the percentage working interest owned by us.

“NGL” refers to natural gas liquids, which is composed exclusively of carbon and hydrogen.

“Oil” means crude oil or condensate.

“Operator” means the individual or company responsible for the exploration, development, and production of an oil or gas well or lease.

“Proved developed non-producing” means reserves (i) expected to be recovered from zones capable of producing but which are shut-in because no market outlet exists at the present time or whose date of connection to a pipeline is uncertain or (ii) currently behind the pipe in existing wells, which are considered proved by virtue of successful testing or production of offsetting wells.

“Proved developed producing” means reserves expected to be recovered from currently producing zones under continuation of present operating methods. This category includes recently completed shut-in gas wells scheduled for connection to a pipeline in the near future.

“Proved developed reserves” means reserves that can be expected to be recovered through existing wells with existing equipment or operating methods.

“Proved reserves” means the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided by contractual arrangements.

“Proved undeveloped reserves” means reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage are limited to those drilling locations offsetting productive wells that are reasonably certain of production when drilled or where it can be demonstrated with certainty that there is continuity of production from the existing productive formation.

“Recompletion” means the completion for production of an existing well bore in another formation from which the well has been previously completed.

“Royalty” means an interest in an oil and gas lease that gives the owner of the interest the right to receive a portion of the production from the leased acreage (or of the proceeds of the sale thereof), but generally does not require the owner to pay any portion of the costs of drilling or operating the wells on the leased acreage. Royalties may be either landowner’s royalties, which are reserved by the owner of the leased acreage at the time the lease is granted, or overriding royalties, which are usually reserved by an owner of the leasehold in connection with a transfer to a subsequent owner.

“SEC” means the United States Securities and Exchange Commission.

“Working interest” means an interest in an oil and gas lease that gives the owner of the interest the right to drill for and produce oil and gas on the leased acreage and requires the owner to pay a share of the costs of drilling and production operations. The share of production to which a working interest owner is entitled will always be smaller than the share of costs that the working interest owner is required to bear, with the balance of the production accruing to the owners of royalties. For example, the owner of a 100% working interest in a lease burdened only by a landowner’s royalty of 12.5% would be required to pay 100% of the costs of a well but would be entitled to retain 87.5% of the production.

Part I

Items 1 and 2.      Business and Properties

The following description of the business of Next Bridge Hydrocarbons, Inc. should be read in conjunction with the information included elsewhere in this report on Form 10-K for the year ended December 31, 2022. Unless the context otherwise requires, the terms “Company,” “Next Bridge,” “we,” “us,” or “our” refer to Next Bridge Hydrocarbons, Inc. and its consolidated subsidiaries, including Torchlight Hazel, LLC, a Texas limited liability company (“Torchlight Hazel”), Hudspeth Oil Corporation, a Texas corporation (“Hudspeth”), Hudspeth Operating, LLC, a Texas limited liability company (“Hudspeth Operating”), and Torchlight Energy, Inc., a Nevada corporation (“TEI”).

Overview.

We were incorporated in Nevada on August 31, 2021, as OilCo Holdings, Inc. and changed our name to Next Bridge Hydrocarbons, Inc. pursuant to our Amended and Restated Articles of Incorporation filed on June 30, 2022. We recently spun-off from Meta Materials, Inc. (“Meta”) pursuant to which we became an independent company. Prior to the spin-off, we were a wholly-owned subsidiary of Meta. The accompanying Financial Statements present predecessor period information for the period of January 1, 2022 through December 14, 2022 (the “Predecessor Period”) and successor period information for the period of December 14, 2022 through December 31, 2022 (the “Successor Period”) separately where appropriate.

We are an energy company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties in the United States. Our primary focus has been the development of interests in an oil and natural gas project we hold in the Orogrande Basin in West Texas in Hudspeth County, Texas (the “Orogrande Project”). In addition, we have minor interests in the Eastern edge of the Midland Basin in Sterling, Tom Green and Irion Counties, Texas (the “Hazel Project”), and two minor well interests located in Oklahoma (the “Oklahoma Properties”).

We operate our business through four wholly owned subsidiaries: TEI, Hudspeth, Torchlight Hazel, and Hudspeth Operating.

As of December 31, 2022, we had interests in three oil and natural gas projects: the Orogrande Project, the Hazel Project, and the Oklahoma Properties in partnership with Kodiak Oil & Gas Exploration Inc. in Central Oklahoma.

In August 2020, our subsidiaries entered into the Option Agreement (defined below) with MHP (defined below), under which, in exchange for satisfying certain drilling obligations, MHP had the option to purchase the entire Hazel Project, which MHP determined not to exercise; however, MHP is entitled to receive, as its sole recourse for the recoupment of drilling costs, the revenue from production of the well attributable to our interest until such time as it has recovered its reasonable costs and expenses for drilling, completing and operating the well. Operations continue under the Option Agreement until such time as the revenue from the project equates to the dollars spent by, and shall be reimbursed to, MHP. At such time, any acreage held by production and all wells will revert back to our subsidiary, Torchlight Hazel. See “Current Projects” below for additional discussion regarding our oil and natural gas properties.

Market Opportunity.

The market for any oil and natural gas that we may produce depends on factors beyond our control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels, and the effects of state and federal regulation. The oil and natural gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial, and individual consumers.

Our oil production is expected to be sold at prices tied to the spot oil markets. Our natural gas production is expected to be sold under short-term contracts and priced based on first of the month index prices or on daily spot market prices. We will rely on our operating partners to market and sell our production.

Our Competitive Strengths.

Experienced People. We have six full-time employees and we expect to engage consultants for various roles as needed including high quality exploration and technical partners. Our internal operations team serves as the foundation of our values-driven culture and commitment to developing a skilled, agile, diverse and engaged workforce. Advancing a safe, ethical, inclusive and diverse culture creates an environment that attracts and retains the high-performing workforce needed to successfully execute our strategy. We plan to continue to build on the expertise and experiences of our management and operations teams and seek guidance from outside advisors as well as our Board.

Project Focus. We are focusing primarily on exploration projects backed by a high degree of scientific information. We may pursue high risk exploration prospects which may appear less favored than low risk exploration. We will, however, consider these high risk-high reward exploration prospects in connection with exploitation opportunities in a project that would reduce the overall project economic risk. We will consider such high risk-high reward prospects on their individual merits.

Limit Capital Risks. Limited capital exposure is planned initially to add value to a project and determine its economic viability. Management has experience in successfully managing risks of projects, finance, and value.

Business Strategy.

Our mission is to safely increase production and cash flow from our oil and natural gas properties which we believe are rich in opportunities through a disciplined allocation of capital and operational management for the benefit of our shareholders. Our business strategy is designed to accomplish this mission by focusing on two key objectives: (1) maximize the value of our producing assets; and (2) progress our discovered resources into proved reserves, production, and cash flow through efficient appraisal, development and exploitation. We believe there are three principal business processes that we must follow to enable our operations to be profitable. Each major business process offers the opportunity for a distinct partner or alliance as we grow. These processes are:

●	Investment Evaluation and Review;

●	Operations and Field Activities; and

●	Administrative and Finance Management.

Investment Evaluation and Review. We believe this process is the key ingredient to our success. Recognition of quality investment opportunities is the fuel that drives our engine. Broadly, this process includes the following activities: prospect acquisition, regional and local geological and geophysical evaluations, data processing, economic analysis, lease acquisition and negotiations, permitting, and field supervision. We expect these evaluation processes to be managed by our management team. Expert or specific technical support will be outsourced as needed.

Operations and Field Activities. This process begins following management approval of an investment. Well site supervision, construction, drilling, logging, product marketing, and transportation are examples of some activities. We will prefer to be the operator where possible.

Administrative and Finance Management. This process coordinates our initial structuring and capitalization, general operations and accounting, reporting, audit, banking and cash management, regulatory agencies reporting and interaction, timely and accurate payment of royalties, taxes, leases rentals, vendor accounts and performance management that includes budgeting and maintenance of financial controls, and interface with legal counsel and tax and other financial and business advisors.

Current Projects.

As of December 31, 2022, we had interests in three oil and natural gas projects: the Orogrande Project, the Hazel Project, and the Oklahoma Properties.

Orogrande Project, West Texas

On August 7, 2014, our predecessor entered into a Purchase Agreement with Hudspeth, McCabe Petroleum Corporation (“MPC”), and Gregory McCabe (“Mr. McCabe”), the sole owner of Wolfbone Investments, LLC (“Wolfbone”). Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, our predecessor acquired 100% of the capital stock of Hudspeth which held certain oil and natural gas assets, including a 100% working interest in approximately 172,000 predominately contiguous acres in the Orogrande Basin in West Texas; provided, that the Company now has an interest in approximately 134,000 based on the expiration of certain leases since acquired. Mr. McCabe has, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement among Hudspeth, MPC and Mr. McCabe. Mr. McCabe also holds a 4.5% overriding royalty interest in the Orogrande acreage, which he obtained prior to, and was not a part of the August 2014 transaction.

Effective March 27, 2017, the property became subject to a University Lands D&D Unit Agreement (the “DDU Agreement”) which allows for all 192 existing leases covering approximately 134,000 gross acres leased from University Lands to be combined into one drilling and development unit for development purposes. The term of the DDU Agreement expires on December 31, 2023, and the time to drill on the drilling and development unit continues through December 31, 2023. The DDU Agreement also grants the right to extend the DDU Agreement through December 31, 2028 if compliance with the DDU Agreement is met and the extension fee associated with the additional time is paid. As of December 31, 2022, leases covering approximately 134,000 acres remain in effect.

On July 25, 2018, we and Hudspeth entered into a Settlement & Purchase Agreement (the “Settlement Agreement”) with University Founders (and Founders Oil & Gas Operating, LLC, former operator) (“Founders”), Wolfbone and MPC (entities controlled by a related party), which agreement provided for Founders assigning all of its working interest in the oil and natural gas leases of the Orogrande Project to Hudspeth and Wolfbone equally. Future well capital spending obligations remained the same 50% contribution from Hudspeth and 50% from Wolfbone until such time as the $40.5 million to be spent on the project. Cumulative capital spending did not exceed $40.5 million until after the closing of the merger between Meta and Torchlight Energy Resources, Inc. in June 2021.

Our drilling obligations under the DDU Agreement included five wells per year in years 2021 and 2022. The drilling obligations were minimum yearly requirements and may be exceeded if acceleration is desired. All drilling obligations through December 31, 2021 were met. On November 7, 2022, we extended the term applicable to our 2022 fiscal year drilling obligations in the Orogrande Project in order to stay in compliance with the continuous drilling clause under the DDU Agreement. As of December 31, 2022, we were in compliance with our drilling obligations under the DDU Agreement.

We have drilled a total of 15 test wells in the Orogrande Project properties to test for potential shallow pay zones and deeper pay zones that may be present on structural plays. Two horizontal wells were successfully completed for hydrocarbons through the 2020 drilling program however as of December 31, 2022 both wells remain shut-in waiting for hook up to a gas pipeline. The various wells drilled on the Orogrande Basin through 2022 confirmed that there are at least five potential distinct reservoirs under our acreage. While these wells may have potential to produce hydrocarbons to sell commercially in the future, due to capital constraints we have no immediate plans to deploy the capital necessary to sell production from these wells to third parties. Instead, we plan to use the results from these wells to determine our drilling plans for future wells, including well locations, target depths and designated acreage, in the Orogrande Project. The remaining wells can be used for future development for various applications such as re-entering the wellbores for horizontal unconventional development, fresh water supply, or salt water disposal and/or plugged and abandoned.

On March 9, 2020, holders of certain notes payable by the Company entered into a Conversion Agreement under which the noteholders elected to convert principal of $6 million and approximately $1.331 million of accrued interest on the notes held by such holders, in accordance with their terms, into an aggregate 6% working interest (of all such holders) in the Orogrande Project.

The Orogrande Project ownership as of December 31, 2021 and December 31, 2022 is detailed as follows:

	Revenue	Working
	Interest	Interest
University Lands—Mineral Owner	20.000%	n/a
ORRI—Magdalena Royalties, LLC, an entity controlled by Gregory McCabe	4.500%	n/a
ORRI—Unrelated Party	0.500%	n/a
Hudspeth Oil Corporation, a subsidiary of Next Bridge Hydrocarbons, Inc.	49.875%	66.500%
Wolfbone Investments, LLC, an entity controlled by Gregory McCabe	18.750%	25.000%
Conversion by Note Holders in March, 2020	4.500%	6.000%
Unrelated Party	1.875%	2.500%
	100.000%	100.000%

Hazel Project in the Midland Basin in West Texas

Effective April 4, 2016, TEI acquired from MPC a 66.66% working interest in approximately 12,000 acres in the Midland Basin. A back-in after payout of a 25% working interest was retained by MPC and another unrelated working interest owner.

In October 2016, the holders of all of Torchlight Energy Resources, Inc.’s then-outstanding shares of Series C Preferred Stock (which were issued in July 2016) elected to convert into a total 33.33% working interest in our Hazel Project, reducing our ownership from 66.66% to a 33.33% working interest.

Acquisition of Additional Interests in Hazel Project

On January 30, 2017, we entered into and closed an Agreement and Plan of Reorganization and a Plan of Merger with an entity which was wholly owned by Mr. McCabe, which resulted in the acquisition of approximately 40.66% working interest in the 12,000 gross acres, 9,600 net acres, in the Hazel Project.

Also, on January 30, 2017, the Company entered into and closed a Purchase and Sale Agreement with Wolfbone. Under the agreement, we acquired certain of Wolfbone’s Hazel Project assets, including its interest in the Flying B Ranch #1 well and the 40 acre unit surrounding the well.

Upon the closing of the transactions, our working interest in the Hazel Project increased by 40.66% to a total ownership of 74%.

Effective June 1, 2017, we acquired an additional 6% working interest from unrelated working interest owners increasing our working interest in the Hazel Project to 80%, and an overall net revenue interest of 75%.

The Company has drilled seven test wells on the Hazel Project to capture and document the scientific base in support of demonstrating the production potential of the property. No wells were drilled on the Hazel Project during the year ended December 31, 2022.

Option Agreement with Masterson Hazel Partners, LP

On August 13, 2020, our subsidiaries TEI and Torchlight Hazel (collectively, “Torchlight Subs”) entered into an option agreement (the “Option Agreement”) with Masterson Hazel Partners, LP (“MHP”) and MPC. Under the agreement, MHP was obligated to drill and complete, or cause to be drilled and completed, at its sole cost and expense, a new lateral well (the “Well”) on our Hazel Project, sufficient to satisfy Torchlight Subs’s continuous development obligations on the southern half of the prospect no later than September 30, 2020. MHP has satisfied this drilling obligation. MHP paid to Torchlight Subs $1,000 as an option fee at the time of execution of the Option Agreement. MHP is entitled to receive, as its sole recourse for the recoupment of drilling costs, the revenue from production of the Well attributable to Torchlight Subs’s interest until such time as it has recovered its reasonable costs and expenses for drilling, completing, and operating the Well.

In exchange for MHP satisfying the above drilling obligations, Torchlight Subs granted to MHP the exclusive right and option to perform operations, at MHP’s sole cost and expense, on the Hazel Project sufficient to satisfy Torchlight Subs’s continuous development obligations on the northern half of the prospect. Because MHP exercised this drilling option and satisfied the continuous development obligations on the northern half of the prospect, under the terms of the Option Agreement (as amended in September 2020) MHP had the option to purchase the entire Hazel Project no later than May 31, 2021. Such purchase would be under the terms of a form of Purchase and Sale Agreement included as an exhibit to the Option Agreement, at an aggregate purchase price of $12,690,704 for approximately 9,762 net mineral acres, and not less than 74% net revenue interest (approximately $1,300 per net mineral acre). MHP declined to exercise the option in 2021.

Oklahoma Properties in the Hunton Play of Central Oklahoma

Presently, we are producing from one well in the Viking Area of Mutual Interest and one well in Prairie Grove.

Oil and Natural Gas Reserves.

Other than the Producing Hazel Wells (defined below), the only producing properties owned by us were the Oklahoma Properties, which were marginally producing and were uneconomic for reserve calculation purposes. At the end of 2021, reserves did not include any value for proved undeveloped properties.

We currently have two producing wells located on the Hazel Project, the Flying B Ranch #3H well and the Flying B Ranch #4H well (the “Producing Hazel Wells”). Production is from the Wolfcamp formation. At December 31, 2021, there were no proved reserves or proved developed nonproducing reserves related to these properties after giving effect to the obligation to reimburse drilling costs incurred by MHP.

The operating expenses reflect a substantial reduction from previous years as electric power is available and water is now disposed of on location after we drilled or converted a well to be used for saltwater disposal. Initial gross oil production from the Flying B Ranch #3H well reached 8,319 Bbl per month and 31,613 Bbl per month of water. The initial gross monthly production rate for the Flying B Ranch #4H was estimated to be 4,200 Bbl, although we will receive no future revenue from these wells until their estimated depletion because all of such revenue, after deducting expenses to produce the oil, is to be received by MHP directly and credited toward the recoupment of drilling costs incurred by MHP.

As of December 31, 2022, our proved developed nonproducing reserves related to the Producing Hazel Wells totaled -0- BOE, after giving effect to the obligation to reimburse drilling costs incurred by MHP. As of December 31, 2022, the outstanding cost reimbursement balance owed to MHP was $3,779,827.

Production, Price and Cost Summary.

Oklahoma Properties

During the year ended December 31, 2021, we produced and sold 85 barrels of oil net to our interest at an average sale price of $55.00 per Bbl. We produced and sold 3,586 Mcf of gas net to our interest at an average sales price of $3.17 per Mcf. Our average production cost including lease operating expenses and direct production taxes was $18.54 per BOE. Our depreciation, depletion, and amortization expense was $-0- per BOE.

During the year ended December 31, 2022, we produced and sold 183 Bbls net to our interest (168 for the predecessor period plus 15 for the successor period) at an average sale price of $98.75 per Bbl. We produced and sold 3,031 Mcf of natural gas net to our interest (2,789 for the predecessor period plus 242 for the successor period) at an average sales price of $7.51 per Mcf. Our average production cost including lease operating expenses and direct production taxes was $42.68 per BOE. Our depreciation, depletion, and amortization expense was $-0- per BOE.

Hazel Project

During the year ended December 31, 2021, 23,422 barrels of oil net to our interest were sold at an average sale price of approximately $60.00 per Bbl, although we received none of this revenue because all of it, after deducting expenses to produce the oil, was either received by MHP directly during the time that the Option Agreement was in effect or credited towards the recoupment of drilling costs incurred by MHP. We produced and sold -0- Mcf of natural gas net to our interest.

	December 31, 2021			December 31, 2021
	Reserves			Future Net Revenue (M$)
					Present Value
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	Discounted at 10%
Net Proved Producing	0	0	0	$—	$—
Net Proved Nonproducing	0	0	0	$—	$—
Total Net Proved	0	0	0	$—	$—
Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$—
Probable Undeveloped				$—	$—

During the year ended December 31, 2022, 22,511 barrels of oil net to our interest (21,647 for the predecessor period plus 864 for the successor period) were sold at an average sale price of approximately $55.98 per Bbl, although we received none of this revenue because all of it, after deducting expenses to produce the oil, was either received by MHP directly during the time that the Option Agreement was in effect or credited towards the recoupment of drilling costs incurred by MHP. We produced and sold -0- Mcf of natural gas net to our interest.

	December 31, 2022			December 31, 2022
	Reserves			Future Net Revenue (M$)
					Present Value
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	Discounted at 10%
Net Proved Producing	0	0	0	$0	$0
Net Proved Nonproducing	0	0	0	$—	$—
Total Net Proved	0	0	0	$—	$—
Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$—
Probable Undeveloped	0	0	0	$—	$—

The net producing reserves from 2021 and 2022 were -0- BOE related to the Producing Hazel Wells due to the obligation to pass revenue through to MHP under the terms of the Option Agreement effective during both periods. Since we have no reserve value as of December 31, 2021 and December 31, 2022, Standardized Measure is not presented.

Due to the inherent uncertainties and the limited nature of reservoir data, both proved and probable reserves are subject to change as additional information becomes available. The estimates of reserves, future cash flows, and present value are based on various assumptions, including those prescribed by the SEC, and are inherently imprecise.

Investments to support our oil and natural gas properties during the years ended December 31, 2022 and 2021 were $5.8 million ($3.8 million for the predecessor period plus $2.0 million for the successor period) and $14.8 million, respectively.

	Fiscal Year Ended
	December 31,
	2022	2021
Property acquisition costs	$—	$—
Development costs	5,835,880	14,805,511
Exploratory costs	—	—
Totals	$5,835,880	$14,805,511

Property development costs presented above exclude interest capitalized into the full cost pool. For the year ended December 31, 2022, we capitalized $1,363,538 ($1,289,328 for the predecessor period plus $74,210 for the successor period) of interest on unevaluated properties. Capitalized interest for the year ended December 31, 2021 was $141,048.

The development costs for 2021 include work in the Orogrande and Hazel Projects in West Texas and for 2022 the development costs include work solely in the Orogrande Project. We made progress during 2022 to develop proved producing reserves in the Orogrande Project in the Permian Basin in West Texas, which has not yet resulted in hydrocarbon production. We incurred costs of $5.8 million in relation to certain drilling activity carried out to remain in compliance with all aspects of our lease obligations and to satisfy the continuous drilling clause under the agreement with University Lands, whereby we are obligated to satisfy certain minimum yearly requirements that may be exceeded if desired. No development costs were incurred in 2021 or 2022 for the Oklahoma Properties. During the fiscal years ended December 31, 2021 and 2022, development and exploratory net wells were drilled as set forth in the table below.

Drilling Activity Summary.

	December 31,
	2022	2021
Hazel Project (Texas)
Dry	0	1.60
Productive	0	0.00
Orogrande Project (Texas)
Dry	0	0.67	(1)
Productive	0	2.66

(1)	Represents drilling re-entry to explore more of the formation.

During 2022, we completed pre-drilling and development activity for our 2022 drilling program, including surveying, permitting, road and pad site work and initial drilling at an aggregate cost of $3,583,235. We commenced drilling activities in December 2022 and have until March 31, 2023 to fully satisfy our obligations for the 2022 fiscal year.

	December 31, 2022		December 31, 2021
	Gross	Net	Gross	Net
Productive Wells
Oil	5.00	2.67	5.00	2.67
Gas	4.00	2.66	4.00	2.66
Test Wells
Salt Water Disposal	3.00	2.13	3.00	2.13
Fresh Water Supply	3.00	2.00	3.00	2.00
Plug & Abandon	5.00	3.87	5.00	3.87

With the principal goal of gathering scientific data from a strategy of drilling test wells, all wells were drilled with the intent of being completed and productive for hydrocarbons. Two horizontal wells were successfully completed for hydrocarbons through the 2020 drilling program, however as of December 31, 2022 both wells remain shut-in waiting for hook-up to a gas pipeline. The various wells drilled on the Orogrande Basin through 2022 confirmed that there are at least five potential distinct reservoirs under our acreage. While these wells may have potential to produce hydrocarbons to sell commercially in the future, due to capital constraints we have no immediate plans to deploy the capital necessary to sell production from these wells to third parties. Instead, we plan to use the results from these wells to determine our drilling plans for future wells, including well locations, target depths and designated acreage, in the Orogrande Project. The remaining wells can be used for future development for various applications such re-entering the wellbores for horizontal unconventional development, fresh water supply, or salt water disposal and/or plugged and abandoned.

Producing Well Summary.

Acreage.

The Orogrande Project consists of unevaluated and undeveloped properties in progress of development for future production.

	Total Acres		Developed Acres		Undeveloped Acres
	Gross	Net	Gross	Net	Gross	Net
Texas—
Orogrande Project	134,000	89,110	—	—	134,000	89,110
Hazel Project	645	516	645	516	—	—
Oklahoma—
Viking	640	192	640	192	—	—
Total	135,285	89,818	1,285	708	134,000	89,110

Marketing and Customers.

The market for any oil and natural gas that we may produce depends on factors beyond our control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels, and the effects of state and federal regulation. The oil and natural gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial, and individual consumers.

Our oil production is expected to be sold at prices tied to the spot oil markets. Our natural gas production is expected to be sold under short-term contracts and priced based on first of the month index prices or on daily spot market prices. We will rely on our operating partners to market and sell our production.

Competition.

The oil and gas industry is highly competitive. Competitors include major oil companies, other independent energy companies and individual producers and operators, many of which have financial resources, personnel and facilities substantially greater than we do. We face intense competition for the acquisition of oil and natural gas properties and leases for oil and gas exploration. Not only do our competitors explore for and produce oil and natural gas, but also many carry on midstream and refining operations and market petroleum and other products on a regional, national, or worldwide basis. The operations of other companies may be able to pay more for exploratory prospects and productive oil and natural gas properties. They may also have more resources to define, evaluate, bid for, and purchase a greater number of properties and prospects than our financial or human resources permit. Our larger or integrated competitors may have the resources to be better able to absorb the burden of current and future federal, state, and local laws and regulations more easily than we can, which would adversely affect our competitive position. Our ability to locate reserves and acquire interests in properties in the future will be dependent upon our ability and resources to evaluate and select suitable properties and consummate transactions in this highly competitive environment. In addition, we may be at a disadvantage in producing oil and natural gas properties and bidding for exploratory prospects because we have fewer financial and human resources than other companies in our industry. Should a larger and better financed company decide to directly compete with us, and be successful in its efforts, our business could be adversely affected.

Regulation.

Our oil and natural gas development operations are subject to stringent and complex federal, state, tribal, regional and local environmental, health and safety laws and regulations governing, among other factors, worker safety and health, the discharge and disposal of substances into the environment, and the protection of the environment and natural resources. Numerous governmental entities, including the U.S. Environmental Protection Agency (“EPA”) and analogous state and local agencies, (and, under certain laws, private individuals) have the power to enforce compliance with these laws and regulations and any permits issued under them. These laws and regulations may, among other things: (i) require permits to conduct exploration, drilling, water withdrawal, wastewater disposal and other production related activities; (ii) govern the types, quantities and concentrations of substances, including emissions of CO2, methane and certain other greenhouse gases (“GHG”), that may be disposed or released into the environment or injected into formations in connection with drilling or production activities, and the manner of any such disposal, release, or injection; (iii) limit or prohibit construction or drilling activities or require formal mitigation measures in sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered or threatened species; (iv) require investigatory and remedial actions to mitigate pollution conditions arising from the Company’s operations or attributable to former operations; (v) impose safety and health restrictions designed to protect employees and others from exposure to hazardous or dangerous substances; and (vi) impose obligations to reclaim and abandon well sites and pits.

Certain existing environmental and occupational safety and health laws and regulations to which our business operations are subject including, the Clean Air Act, as amended (the “CAA”), the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Federal Resource Conservation and Recovery Act (“RCRA”), Federal Water Pollution Control Act of 1972 as amended by the Oil Pollution Act of 1990, EPA rules to reduce methane emissions from new, modified or reconstructed sources in the oil and natural gas sector, including implementation of a leak detection and repair (“LDAR”) program under the CAA’s New Source Performance Standards in 40 C.F.R. Part 60, Subpart OOOOa (“Quad Oa”), the Federal Occupational Safety and Health Act (“OSHA”) and other state equivalent laws and regulations. For further discussion of the risks to our results of operations arising out of our environmental regulatory compliance, see “Risks Relating to Our Business”, including the following risk factors “—Our operations are heavily dependent on current environmental regulation, changes in which we cannot predict,” “—Government regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays,” and “—Climate change laws and regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the oil and natural gas that we produce.”

Environmental Matters.

Our operations and properties are and will be subject to extensive and changing federal, state, and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation, and discharge of materials into the environment, and relating to safety and health. In the future, environmental legislation and regulation may trend toward stricter standards. These laws and regulations may, for example:

●	require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;

●	limit or prohibit construction, drilling, and other activities on certain lands lying within wilderness and other protected areas;

●	impose substantial liabilities for pollution resulting from operations; or

●	restrict certain areas from fracking and other stimulation techniques.

The permits required for our operations may be subject to revocation, modification, and renewal by issuing authorities. Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both. In the opinion of management, we are and will be in substantial compliance with current applicable environmental laws and regulations and have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on our company, as well as the oil and natural gas industry in general.

CERCLA and comparable state statutes impose strict, joint, and several liability on owners and operators of sites and on persons who disposed of or arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances released into the environment. The RCRA and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

The Endangered Species Act (“ESA”) seeks to ensure that activities do not jeopardize endangered or threatened animal, fish, and plant species, nor destroy or modify the critical habitat of such species. Under the ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize protected species or habitat. The ESA provides for criminal and civil penalties for violations. Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act. Although we believe that our operations are and will be in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us to significant expenses to modify our operations or could force us to discontinue certain operations altogether.

Hydraulic fracturing is regulated by state and federal environmental and oil and gas regulatory authorities, including specifically the requirement to disclose certain information related to hydraulic fracturing operations. Operators must follow applicable legal requirements for groundwater protection and are subject to supervision by state and federal regulators (including the U.S. Department of the Interior Bureau of Land Management (“BLM”) on federal acreage). Furthermore, well construction practices require the installation of multiple layers of protective steel casing surrounded by cement that are specifically designed and installed to protect freshwater aquifers by preventing the migration of fracturing fluids into aquifers. Regulatory proposals in some states and local communities have been initiated to require or make more stringent the permitting and compliance requirements for hydraulic fracturing operations. Federal and state agencies have continued to assess the impacts of hydraulic fracturing, which could spur further action toward federal and/or state legislation and regulation of hydraulic fracturing activities. In addition, in light of concerns about seismic activity being triggered by the injection of produced waters into underground wells and hydraulic fracturing, certain regulators are also considering additional requirements related to seismic safety for hydraulic fracturing activities. Further restrictions on hydraulic fracturing could make it prohibitive to conduct our operations, and also reduce the amount of oil and natural gas that we or our operators are ultimately able to produce from our properties.

Climate Change.

Significant studies and research have been devoted to climate change and global warming, and climate change has developed into a major political issue in the United States and globally. Certain research suggests that GHG emissions contribute to climate change and pose a threat to the environment. Recent scientific research and political debate has focused in part on carbon dioxide and methane incidental to oil and natural gas exploration and production. Many states and the federal government have enacted legislation directed at controlling GHG emissions, and future legislation and regulation could impose additional restrictions or requirements in connection with our drilling and production activities and favor use of alternative energy sources, which could affect operating costs and demand for oil products. As such, our business could be materially adversely affected by domestic and international legislation targeted at controlling climate change.

Human Capital.

As of December 31, 2022, we had six full-time employees, and we employ consultants for various roles as needed.

The health and safety of our employees and those that work with us is a priority. Employees and contractors are expected to take all necessary and reasonable actions to ensure safe operations by following safe work practices, complying with relevant policies and regulations, and completing all applicable training. To support our dedication to health, safety and the environment, we have a health and safety policy and that applies to all employees and contractors. In addition to adoption of our employment policies, the Company fosters a strong safety culture through training.

Corporate Information.

Our principal executive office is located at 6300 Ridglea Place, Suite 950, Fort Worth, Texas 76116. We currently sublease this office space and believe that the condition and size of our offices are adequate for our current needs. Our website is nextbridgehydrocarbons.com. Information contained on or accessible through our website, when available, shall not be incorporated by reference herein.

Available Information.

We file annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934. The SEC maintains a website that contains reports, proxy and information statements, and other information that is electronically filed with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov. We also make available free of charge on our website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we file such material with, or furnish it to, the SEC.

Item 1A.	Risk Factors

You should carefully consider the following material risk factors as well as the other information contained or incorporated by reference in this report, as these important factors, among others, could cause our actual results to differ from our expected or historical results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all of our potential risks or uncertainties. Based on the information currently known to us, we believe the following information identifies the most material risk factors affecting us, but the below risks and uncertainties are not the only ones related to our businesses and are not necessarily listed in the order of their significance.

Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Related to Our Business and Growth Strategy.

We have a limited operating history relative to larger companies in our industry and may not be successful in developing profitable business operations.

We have a limited operating history relative to larger companies in our industry. Our business operations must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a business in the oil and natural gas industry. As of the date of this report, we have generated limited revenues and have limited assets. We have an insufficient history at this time on which to base an assumption that our business operations will prove to be successful in the long-term. Our future operating results will depend on many factors, including:

●	our ability to raise adequate working capital;

●	the success of our development and exploration;

●	the demand for oil and natural gas;

●	the level of our competition;

●	our ability to attract and maintain key management and employees; and

●	our ability to efficiently explore, develop, produce or acquire sufficient quantities of marketable oil or natural gas in a highly competitive and speculative environment while maintaining quality and controlling costs.

To achieve profitable operations in the future, we must, alone or with others, successfully manage the factors stated above, as well as continue to develop ways to enhance our production efforts. Despite our best efforts, we may not be successful in our exploration or development efforts or obtain required regulatory approvals. There is a possibility that some, or all, of the wells in which we obtain interests may never produce oil or natural gas.

We have limited operating history as an independent company, and our historical financial information is not necessarily representative of the results we would have achieved as an independent company and may not be a reliable indicator of our future results.

We derived the historical financial information included in this report from Meta on a consolidated basis prior to the distribution of our common stock which was completed on December 14, 2022 (the “Spin-Off”), and this information does not necessarily reflect the results of operations and financial position we would have achieved as an independent company during the periods presented or those that we will achieve in the future. This is primarily because of the following factors:

●	Prior to the Spin-Off, we operated as part of Meta’s broader corporate organization, and Meta performed various corporate functions for us. Our historical financial information reflects allocations of corporate expenses from Meta for these and similar functions. These allocations may not reflect the costs we will incur for similar services in the future as an independent company.

●	We entered into certain transactions with Meta that did not exist prior to the Spin-Off, which may cause us to incur new costs.

●	Our historical financial information does not reflect changes that we expect to experience in the future as a result of our separation from Meta, including changes in our cost structure, personnel needs, tax structure, financing and business operations. As part of Meta, we enjoyed certain benefits from Meta’s operating diversity, size, purchasing power, borrowing leverage and available capital for investments, which are no longer available to us. As an independent entity, we may be unable to purchase goods, services and technologies, such as insurance and health care benefits and computer software licenses or access capital markets on terms as favorable to us as those we obtained as part of Meta prior to the Spin-Off.

We are now responsible for the additional costs associated with being an independent company, including costs related to corporate governance, investor and public relations and public reporting. In addition, certain costs incurred by Meta, including executive oversight, accounting, treasury, tax, legal, human resources, occupancy, procurement, information technology and other shared services, have historically been allocated to us by Meta; but these allocations may not reflect the future level of these costs to us as we begin to provide these services ourselves. Therefore, our historical financial statements may not be indicative of our future performance as an independent company. We cannot assure you that our operating results will continue at a similar level when we are an independent company. For additional information about our past financial performance and the basis of presentation of our financial statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto included elsewhere in this report.

We have limited capital and will need to raise additional capital in the immediate future.

We continue to require additional capital to maintain operations and to expand our exploration and development programs. We may be unable to obtain additional capital when required or on favorable terms. Future acquisitions, exploration, development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We may pursue sources of additional capital through various financing transactions or arrangements, including joint venturing of projects, debt financing, equity financing, or other means. We may not be successful in identifying suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources may not be sufficient to fund our planned operations.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both generally and in the oil and natural gas industry in particular), our limited operating history, the location of our oil and natural gas properties and prices of oil and natural gas on the commodities markets (which will impact the amount of asset-based financing available to us, if any) and the departure of key employees. Further, if oil or natural gas prices on the commodities markets decline, our future revenues, if any, will likely decrease and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs (even to the extent that we reduce our operations), third parties may be reluctant to provide the services we need in order to operate and we may be required to cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms.

Any additional capital raised through the sale of equity may dilute the ownership percentage of our stockholders. Raising any such capital could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, which may adversely impact our financial condition.

We may not achieve or maintain profitable operations, and therefore, may not be able to continue as a going concern.

The Company has a history of net losses from operations and negative cash flow from operating activities. We will need to raise additional working capital to continue our normal and planned operations. We will also need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. During the year ended December 31, 2022, we incurred a net loss of $8,848,873 ($7,938,335 for the predecessor period and $910,538 for the successor period) and used cash in the amount of $5,400,841 for operating activities for the year ended December 31, 2022 ($5,626,181 used in the predecessor period and $225,340 provided by the successor period). At December 31, 2022, we had an accumulated deficit of $910,538 representing the successor period and had a working capital deficit of $29,077,591 compared with a working capital deficit of $13,307,453 as of December 31, 2021. These factors raise doubt regarding our ability to continue as a going concern. Because we have incurred significant net losses, our auditors have issued a “going concern” audit qualification. A “going concern” qualification indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

There can be no assurance that our financing strategy or strategic alternatives will result in a transaction satisfactory to holders of our common stock.

We may consider various strategic alternatives, including partnering with third parties, a potential sale of some or all of our assets, a merger transaction, and potential financing alternatives. Even if a partnering transaction, sale, merger or financing transaction were to be consummated, it may not return any value to holders of our common stock. Regardless of whether we execute a partnership, sale, merger or financing transaction, the adverse pressures negatively impacting our business that we have been or are currently experiencing may continue or intensify, including the risk that we may not be able to continue as a going concern.

We are mainly concentrated in one geographic area, which increases our exposure to many of the risks enumerated herein.

Operating in a concentrated area increases the potential impact that many of the risks stated herein may have upon our ability to perform. For example, we have greater exposure to regulatory actions impacting Texas, natural disasters in the geographic area, competition for equipment, services and materials available in the area and access to infrastructure and markets. In addition, the effect of fluctuations on supply and demand may become more pronounced within specific geographic oil and natural gas producing areas such as the Permian Basin, which may cause these conditions to occur with greater frequency or magnify the effect of these conditions. Due to the concentrated nature of our portfolio of properties, a number of our properties could experience any of the same conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have a more diversified portfolio of properties. Such delays or interruptions could have a material adverse effect on our financial condition and results of operations.

Because of the speculative nature of oil and natural gas exploration, there is risk that we will not find commercially exploitable oil and natural gas and that our business will fail.

The search for commercial quantities of oil and natural gas as a business is extremely risky. We cannot provide investors with any assurance that any properties in which we obtain a mineral interest will contain commercially exploitable quantities of oil and/or natural gas. The exploration expenditures to be made by us may not result in the discovery of commercial quantities of oil and/or natural gas. Problems such as unusual or unexpected formations or pressures, premature declines of reservoirs, invasion of water into producing formations and other conditions involved in oil and natural gas exploration often result in unsuccessful exploration efforts. If we are unable to find commercially exploitable quantities of oil and natural gas, and/or we are unable to commercially extract such quantities, we may be forced to abandon or curtail our business plan, and as a result, any investment in us may become worthless.

Litigation may adversely affect our business, financial condition, and results of operations.

Certain of our subsidiaries are subject and from time to time in the normal course of our business operations, may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business and the results of our operations. For additional discussion of pending litigation matters, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Legal Proceedings.”

Strategic relationships upon which we may rely are subject to change, which may diminish our ability to conduct our operations.

Our ability to successfully acquire oil and natural gas interests, to build our reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements with customers will depend on developing and maintaining close working relationships with industry participants and our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment. These realities are subject to change and our inability to maintain close working relationships with industry participants or continue to acquire suitable property may impair our ability to execute our business plan.

To continue to develop our business, we will endeavor to use the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures with other private parties and contractual arrangements with other oil and natural gas companies, including those that supply equipment and other resources that we will use in our business. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

Our acreage must be drilled before lease expiration in order to hold the acreage by production. In the highly competitive market for acreage, failure to drill sufficient wells in order to hold acreage will result in a substantial lease renewal cost, or if renewal is not feasible, loss of our lease and prospective drilling opportunities.

Our leases on oil and natural gas properties typically have a primary term of four to five years, after which they expire unless, prior to expiration, drilling obligations are fulfilled or production is established within the spacing units covering the undeveloped acres. As of December 31, 2022, we had leases representing approximately 134,000 net acres in the Orogrande Basin in West Texas expiring on March 31, 2023 if we fail to drill five wells as obligated. Unless we are able to negotiate an extension on these leases, these leases in the Orogrande Basin are also subject to expiration in 2023 in the event we fail to drill an additional five wells during the 2023 calendar year. We will require additional capital to drill these wells, and we may not be able to obtain additional capital when required in order to drill these wells, or on favorable terms. As of December 31, 2022, we had leases representing 645 net acres in the Eastern edge of the Midland Basin in West Texas, which are currently held by production by active wells. In the event that we fail to meet our drilling obligations in the Orogrande Basin, whether because we are unable to obtain additional capital when required or otherwise, or if production ceases in the Midland Basin, our leases will expire. If we have to renew such leases on new terms, we could incur significant cost increases, and we may not be able to renew such leases on commercially reasonable terms or at all. In addition, on certain portions of our acreage, third-party leases may become immediately effective if our leases expire. As such, our actual drilling activities may materially differ from our current expectations, which could adversely affect our business.

The price of oil and natural gas has historically been volatile. If it were to decrease substantially, our projections, budgets, and revenues would be adversely affected, potentially forcing us to make changes in our operations.

Our future financial condition, results of operations and the carrying value of any oil and natural gas interests we acquire will depend primarily upon the prices paid for oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Cash flows from operations are highly dependent on the prices that we receive for oil and natural gas. This price volatility could affect the amount of our cash flows available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

●	the level of consumer demand for oil and natural gas;

●	the domestic and foreign supply of oil and natural gas;

●	the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to agree to and maintain oil price and production controls;

●	the price of foreign oil and natural gas;

●	domestic governmental regulations and taxes;

●	the price and availability of alternative fuel sources;

●	weather conditions;

●	market uncertainty due to political conditions in oil and natural gas producing regions, including the Middle East; and

●	worldwide economic conditions.

These factors as well as the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices affect our revenues and could reduce the amount of oil and natural gas that we can produce economically. Accordingly, such declines could have a material adverse effect on our financial condition, results of operations, oil and natural gas reserves and the carrying values of our oil and natural gas properties. If the oil and natural gas industry experiences significant price declines, we may be unable to make planned expenditures, among other things. If this were to happen, we may be forced to abandon or curtail our business operations, which would cause the value of an investment in us to decline or become worthless.

In early March 2020, the market experienced a precipitous decline in oil prices in response to concerns about oil demand due to the economic impact of COVID-19 and anticipated increases in supply from Russia and OPEC, particularly Saudi Arabia. Generally, demand for oil declined substantially following the initial onset of the COVID-19 pandemic, but has recovered over the past year.

If oil or natural gas prices reverse and go on a downward trend or drilling efforts are unsuccessful, we could be required to record additional write-downs of our oil and natural gas properties. Write-downs may occur when oil and natural gas prices are low, or if we have downward adjustments to our estimated proved reserves, increases in our estimates of operating or development costs, deterioration in drilling results or mechanical problems with wells where the cost to redrill or repair is not supported by the expected economics.

Under the full cost method of accounting, capitalized oil and natural gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are subject to amortization. Should capitalized costs exceed this ceiling, an impairment would be recognized.

Because of the inherent dangers involved in oil and natural gas operations, there is a risk that we may incur liability or damages as we conduct our business operations, which could force us to expend a substantial amount of money in connection with litigation and/or a settlement.

The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by us. In recent years, there has also been increased scrutiny on the environmental risk associated with hydraulic fracturing, such as underground migration and surface spillage or mishandling of fracturing fluids including chemical additives. Hydraulic fracturing technology has evolved and continues to evolve and become more aggressive. We believe that recent designs have seen improvement in, among other things, proppant per foot, barrels of water per stage, fracturing stages, and clusters per fracturing stage. In addition, we will need to quickly adapt to the evolving technology, which could take time and divert our attention to other business matters. Even with improved hydraulic fracturing technology, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of our properties and/or force us to expend substantial monies in connection with cleanup, litigation or settlements. While we have insurance to cover some of such losses and liabilities, it may not be adequate to cover any losses or liabilities. We cannot predict the availability of insurance or the availability of insurance at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations. We may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations.

The market for oil and natural gas is intensely competitive, and competition pressures could force us to abandon or curtail our business plan.

The market for oil and natural gas exploration services is highly competitive, and we only expect competition to intensify in the future. Numerous well-established companies are focusing significant resources on exploration and are currently competing with us for oil and natural gas opportunities. Other oil and natural gas companies may seek to acquire oil and natural gas leases and properties that we have targeted. Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors. Competitors include larger companies which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage. Actual or potential competitors may be strengthened through the acquisition of additional assets and interests. Additionally, there are numerous companies focusing their resources on creating fuels and/or materials which serve the same purpose as oil and natural gas but are manufactured from renewable resources.

As a result, we may not be able to compete successfully and competitive pressures may adversely affect our business, results of operations, and financial condition. If we are not able to successfully compete in the marketplace, we could be forced to curtail or even abandon our current business plan, which could cause any investment in us to become worthless.

Inflation may adversely affect us by increasing costs beyond what we can recover through price increases and limit our ability to enter into future traditional debt financing.

Inflation can adversely affect us by increasing costs of critical materials, equipment, labor, and other services. In addition, inflation is often accompanied by higher interest rates. Continued inflationary pressures could impact our profitability. Inflation may also affect our ability to enter into future traditional debt financing, as high inflation may result in an increase in cost.

We may not be able to successfully manage growth, which could lead to our inability to implement our business plan.

Any growth of the Company may place a significant strain on our managerial, operational and financial resources, especially considering that we currently only have a small number of executive officers, employees and advisors. Further, as we enter into additional contracts, we will be required to manage multiple relationships with various consultants, businesses and other third parties. These requirements will be exacerbated in the event of our further growth or in the event that the number of our drilling and/or extraction operations increases. Our systems, procedures and/or controls may not be adequate to support our operations or that our management will be able to achieve the rapid execution necessary to successfully implement our business plan. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected, which could lead to us being forced to abandon or curtail our business plan and operations.

Developing oil and natural gas wells and producing oil and natural gas are costly and high-risk activities with many uncertainties that could adversely affect future production from our oil and natural gas properties. Any delays, reductions or cancellations in development and producing activities could materially, adversely impact the value of your shares of common stock.

Recovery of undeveloped reserves and the development of developed non-producing reserves requires substantial capital expenditures and successful drilling operations of our oil and natural gas properties. All of the recent development costs related to our Hazel Project were paid by MHP. Under the Option Agreement, we granted MHP the option to acquire the Hazel Project in exchange for it conducting, and paying for, development activity sufficient to maintain the Hazel mineral leases in good standing. The Option Agreement provided that if MHP declined to exercise the option to acquire the property, we would be obligated to reimburse them for their cost of the development activity to the extent that the wells produced revenues beyond the date of the option’s lapse until the total amount of development expenses are reimbursed. MHP declined to exercise the option effective September 30, 2021. The 2021 reserve data included in the reserve report of our independent petroleum engineer assumes a certain amount of capital expenditures will be made to develop such reserves, and the present value of such reserves was adjusted based on our obligation to assign revenue from the Hazel Project to MHP. Additionally, 33.5% of the development expenses for the Orogrande Project are borne by the non-operating working interest owners of such properties.

The development of such reserves may in the future take a long period of time and may require higher levels of capital expenditures than anticipated, which, for the Orogrande Project, are borne in part by the non-operating working interest owners of such properties. Delays in the development of the reserves, increases in drilling and development costs (including expenses related to secondary and tertiary recovery techniques) of such reserves or decreases or continued volatility in commodity prices will reduce the future net revenues of the estimated possible reserves and may result in some projects becoming uneconomic. In addition, delays in the development of reserves could force us to reclassify certain of the proved reserves as unproved reserves.

In addition, the process of developing oil and natural gas wells and producing oil and natural gas from our properties is subject to numerous risks beyond our control. The ability to carry out operations or to finance planned development expenses could be materially and adversely affected by any factor that may curtail, delay, reduce or cancel development and production, including:

●	delays imposed by or resulting from compliance with environmental and other governmental or regulatory requirements, including permitting requirements, limitations on or resulting from wastewater discharge and disposal of exploration and production wastes, including, subsurface injections, as well as additional regulation with respect to GHG emissions;

●	pressure or irregularities in geological formations;

●	restricted access to land for drilling or to existing pipeline infrastructure;

●	lack of available gathering, transportation and processing facilities, including availability on commercially reasonable terms, or delays in construction of gathering facilities;

●	lack of available capacity on interconnecting transmission pipelines;

●	equipment failures or accidents;

●	failure of secondary recovery operations to perform as expected;

●	unexpected operational events and drilling conditions;

●	declines in oil or natural gas prices;

●	limitations in the market for oil or natural gas;

●	pipe or cement failures;

●	casing collapses;

●	shortages, unavailability or high cost of drilling rigs, tubular materials, equipment, supplies, personnel and services;

●	lost or damaged drilling and service tools;

●	loss of drilling fluid circulation;

●	uncontrollable flows of oil and natural gas, water or drilling fluids;

●	blowouts, explosions fires and natural disasters;

●	environmental hazards, such as oil and natural gas leaks, pipeline and tank ruptures, encountering naturally occurring radioactive materials, and unauthorized discharges of brine, well stimulation and completion fluids, toxic gases or other pollutants into the surface and subsurface environment;

●	adverse weather conditions, such as drought, floods, blizzards, tornados and ice storms; and

●	title problems or legal disputes regarding leasehold rights.

Our operations are heavily dependent on current environmental regulation, changes in which we cannot predict.

Oil and natural gas activities that we will engage in, including production, processing, handling and disposal of hazardous materials, such as hydrocarbons and naturally occurring radioactive materials (if any), are subject to stringent regulation. We could incur significant costs, including cleanup costs resulting from a release of hazardous material, third-party claims for property damage and personal injuries fines and sanctions, as a result of any violations or liabilities under environmental or other laws. Changes in or more stringent enforcement of environmental laws could force us to expend additional operating costs and capital expenditures to stay in compliance.

Various federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, directly impact oil and natural gas exploration, development and production operations, and consequently may impact our operations and costs. These regulations include, among others, (i) regulations by the EPA and various state agencies regarding approved methods of disposal for certain hazardous and non-hazardous wastes; (ii) CERCLA and analogous state laws which regulate the removal or remediation of previously disposed wastes (including wastes disposed of or released by prior owners or operators), property contamination (including groundwater contamination), and remedial plugging operations to prevent future contamination; (iii) the CAA and comparable state and local requirements which regulate air emissions; (iv) the Oil Pollution Act of 1990 which contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States; (v) the RCRA which is the principal federal statute governing the treatment, storage and disposal of hazardous wastes; (vi) the Federal Water Pollution Control Act and comparable state and local requirements which regulate discharges to federal and state waters; and (vii) state regulations and statutes governing the handling, treatment, storage and disposal of naturally occurring radioactive material.

We believe that we will be in substantial compliance with applicable environmental laws and regulations. We cover all costs associated with the related insurance coverage for such environmental regulatory compliance. To date, other than the cost of insurance, we have not expended any amounts to comply with such regulations, and we do not currently anticipate that future compliance will have a materially adverse effect on our consolidated financial position, results of operations or cash flows. However, if we are deemed to not be in compliance with applicable environmental laws, we could be forced to expend significant funds to be in compliance, which would have a materially adverse effect on our financial condition.

Government regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays.

Several states, including Texas, and local jurisdictions, have adopted, or are considering adopting, regulations that could restrict or prohibit hydraulic fracturing in certain circumstances, impose more stringent operating standards and/or require the disclosure of the composition of hydraulic fracturing fluids. The Texas Legislature adopted legislation, effective September 1, 2011, requiring oil and natural gas operators to publicly disclose the chemicals used in the hydraulic fracturing process. The Texas Railroad Commission adopted rules and regulations implementing this legislation that apply to all wells for which the Texas Railroad Commission issues an initial drilling permit after February 1, 2012. The law requires that the well operator disclose the list of chemical ingredients subject to the requirements of OSHA for disclosure on an internet website and also file the list of chemicals with the Texas Railroad Commission with the well completion report. The total volume of water used to hydraulically fracture a well must also be disclosed to the public and filed with the Texas Railroad Commission. Also, in May 2013, the Texas Railroad Commission adopted rules governing well casing, cementing and other standards for ensuring that hydraulic fracturing operations do not contaminate nearby water resources. The rules took effect in January 2014. Additionally, on October 28, 2014, the Texas Railroad Commission adopted disposal well rule amendments designed, among other things, to require applicants for new disposal wells that will receive non-hazardous produced water and hydraulic fracturing flowback fluid to conduct seismic activity searches utilizing the U.S. Geological Survey. The searches are intended to determine the potential for earthquakes within a circular area of 100 square miles around a proposed new disposal well. The disposal well rule amendments, which became effective on November 17, 2014, also clarify the Texas Railroad Commission’s authority to modify, suspend or terminate a disposal well permit if scientific data indicates a disposal well is likely to contribute to seismic activity. The Texas Railroad Commission has used this authority to deny permits and temporarily suspend operations for waste disposal wells and, in September 2021, the Texas Railroad Commission curtailed the amount of water companies were permitted to inject into some wells in the Permian Basin, and has since indefinitely suspended some permits there and expanded the restrictions to other areas. These restrictions on use of produced water and a moratorium on new produced water disposal wells could result in increased operating costs, requiring us or our service providers to truck produced water, recycle it or pump it through the pipeline network or other means, all of which could be costly. We or our service providers may also need to limit disposal well volumes, disposal rates and pressures or locations, or require us or our service providers to shut down or curtail the injection of produced water into disposal wells. These factors may make drilling and completion activity in the affected parts of the Permian Basin less economical and adversely impact our business, results of operations and financial condition.

Climate change laws and regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the oil and natural gas that we produce.

The EPA previously published its findings that emissions of GHGs present a danger to public health and the environment because such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted various rules to address GHG emissions under existing provisions of the CAA. For example, the EPA has adopted rules requiring the reporting of GHG emissions from various oil and natural gas operations on an annual basis, which includes certain of our operations. In addition, in June 2016, the EPA finalized rules to reduce methane emissions from new, modified or reconstructed sources in the oil and natural gas sector, including implementation of an LDAR program to minimize methane emissions, under the CAA’s New Source Performance Standards Quad Oa. However, the EPA has taken several steps to delay implementation of the Quad Oa standards. The agency proposed a rulemaking in June 2017 to stay the requirements for a period of two years and in October 2018, the EPA proposed revisions to Quad Oa, such as changes to the frequency for monitoring fugitive emissions at well sites and changes to requirements that a professional engineer certify when meeting certain Quad Oa requirements is technically infeasible. In September 2020, the EPA finalized amendments to Quad Oa that rescind requirements for the transmission and storage segment of the oil and natural gas industry and rescind methane-specific limits that apply to the industry’s production and processing segments, among other things. On June 30, 2021, Congress issued a joint resolution pursuant to the Congressional Review Act disapproving the September 2020 rule, and on November 15, 2021, EPA issued a proposed rule to revise the Quad Oa regulations that, if finalized, would require methane emissions reductions and implementation of a fugitive emissions monitoring and repair program. EPA has also announced its intention to issue a supplemental proposal in 2022 that may expand on or modify the 2021 proposal in response to public input. It is possible that these rules will continue to require oil and natural gas operators to expend material sums.

In addition, in November 2016, BLM issued final rules to reduce methane emissions from venting, flaring, and leaks during oil and natural gas operations on public lands that are substantially similar to the EPA Quad Oa requirements. However, on December 8, 2017, the BLM published a final rule to temporarily suspend or delay certain requirements contained in the November 2016 final rule until January 17, 2019, including those requirements relating to venting, flaring and leakage from oil and natural gas production activities. Further, in September 2018, the BLM published a final rule to revise or rescind certain provisions of the 2016 rule. On July 21, 2020, a Wyoming federal court vacated almost all of the 2016 rule, including all provisions relating to the loss of gas through venting, flaring, and leaks, and on July 15, 2020, a California federal court vacated the 2018 rule. While, as a result of these developments, future implementation of the EPA and BLM methane rules is uncertain, given the long-term trend towards increasing regulation, future federal GHG regulations of the oil and natural gas industry remain a possibility. We may be required to expend significant costs to obtain the necessary equipment (pollution control equipment and optical gas imaging equipment for LDAR inspections) and personnel trained to assist with inspection and reporting requirements to ensure we are in compliance with these rules.

We may incur increasing attention to environmental, social and governance (“ESG”) matters that may impact our business.

Businesses across all industries are facing increasing scrutiny from stakeholders related to their ESG practices. If we do not adapt to or comply with investor or stakeholder expectations and standards, which are evolving, or if we are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, we may suffer from reputational damage and the business, financial condition and/or the value of our common stock could be materially and adversely affected. Increasing attention to climate change, increasing societal expectations on businesses to address climate change, and potential consumer use of substitutes to energy commodities may result in increased costs, reduced demand for our hydrocarbon products, reduced profits, increased investigations and litigation, and negative impacts on our ability to access capital markets.

In addition, organizations that provided information to investors on corporate governance and related matters have developed rating processes for evaluating business entities on their approach to ESG matters. Currently, there are no universal standards for such scores or ratings, but the importance of sustainability evaluations is becoming more broadly accepted by investors and shareholders. Such ratings are used by some investors to inform their investment and voting decisions. Additionally, certain investors use these scores to benchmark businesses against their peers. If we are perceived as lagging, our investors may engage with such third party organizations to require improved ESG disclosure or performance.

Our estimates of the volume of reserves could have flaws, or such reserves could turn out not to be commercially extractable. As a result, our future revenues and projections could be incorrect.

Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially depending, in part, on the assumptions made and may be subject to adjustment either up or down in the future. Our actual amounts of production, revenue, taxes, development expenditures, operating expenses, and quantities of recoverable oil and natural gas reserves may vary substantially from the estimates. Oil and natural gas reserve estimates are necessarily inexact and involve matters of subjective engineering judgment. In addition, any estimates of our future net revenues and the present value thereof are based on assumptions derived in part from historical price and cost information, which may not reflect current and future values, and/or other assumptions made by us that only represent our best estimates. If these estimates of quantities, prices and costs prove inaccurate, we may be unsuccessful in expanding our oil and natural gas reserves base with our acquisitions. Additionally, if declines in and instability of oil and natural gas prices occur, then write downs in the capitalized costs associated with any oil and natural gas assets we obtain may be required. Because of the nature of the estimates of our reserves and estimates in general, reductions to our estimated proved oil and natural gas reserves and estimated future net revenues may not be required in the future, and/or that our estimated reserves may not be present and/or commercially extractable. If our reserve estimates are incorrect, we may be forced to write down the capitalized costs of our oil and natural gas properties.

Decommissioning costs are unknown and may be substantial. Unplanned costs could divert resources from other projects.

We may become responsible for costs associated with abandoning and reclaiming wells, facilities and pipelines which we use for production of oil and natural gas reserves. Abandonment and reclamation of these facilities and the costs associated therewith is often referred to as “decommissioning.” We accrue a liability for decommissioning costs associated with our wells but have not established any cash reserve account for these potential costs in respect of any of our properties. If decommissioning is required before economic depletion of our properties or if our estimates of the costs of decommissioning exceed the value of the reserves remaining at any particular time to cover such decommissioning costs, we may have to draw on funds from other sources to satisfy such costs. The use of other funds to satisfy such decommissioning costs could impair our ability to focus capital investment in other areas of our business.

We may have difficulty distributing production, which could harm our financial condition.

In order to sell the oil and natural gas that we are able to produce, if any, the operators of the wells we obtain interests in may have to make arrangements for storage and distribution to the market. We will rely on local infrastructure and the availability of transportation for storage and shipment of our products, but infrastructure development and storage and transportation facilities may be insufficient for our needs at commercially acceptable terms in the localities in which we operate. This situation could be particularly problematic to the extent that our operations are conducted in remote areas that are difficult to access, such as areas that are distant from shipping and/or pipeline facilities. These factors may affect our and potential partners’ ability to explore and develop properties and to store and transport oil and natural gas production, increasing our expenses.

Furthermore, weather conditions or natural disasters, actions by companies doing business in one or more of the areas in which we will operate, or labor disputes may impair the distribution of oil and/or natural gas and in turn diminish our financial condition or ability to maintain our operations.

The marketability of any future production will be dependent upon transportation and other facilities, certain of which we do not control. When these facilities are unavailable, our operations can be interrupted and any revenues reduced.

The marketability of any future production depends in part upon the availability, proximity and capacity of transportation facilities owned by third parties. The oil produced will be transported from the wellhead to our tank batteries by our gathering system. Our purchasers would then transport the oil by truck to a pipeline for transportation. Our natural gas production will generally be transported by our gathering lines from the wellhead to an interconnection point with the purchaser. We do not control these trucks and other third-party transportation facilities and our access to them may be limited or denied. Insufficient production from our wells to support the construction of pipeline facilities by our purchasers or a significant disruption in the availability of our or third-party transportation facilities or other production facilities could adversely impact our ability to deliver to market or produce our production and thereby cause a significant interruption in our operations.

We may be required to flare a portion of our natural gas production for a number of reasons, including the fact that (i) our well is not yet tied into the third-party gathering system, (ii) the pressures on the third-party gathering system are too high to allow additional production from our well to be transported or (iii) our production is prorated due to high demand on the third-party gathering system. We may flare additional gas from time to time.

Also, the transfer of our oil and natural gas through third-party pipelines may be curtailed or delayed if it does not meet the quality specifications of the pipeline owners. Our access to transportation options, including trucks owned by third parties, can also be affected by U.S. federal and state regulation of oil and natural gas production and transportation, general economic conditions and changes in supply and demand. If, in the future, we are unable, for any sustained period, to implement acceptable delivery or transportation arrangements or encounter production-related difficulties, we may be required to shut in or curtail production. Any such shut in or curtailment, or an inability to obtain favorable terms for delivery of our production, would adversely affect our financial condition and results of operations.

Our business will suffer if we cannot obtain or maintain necessary licenses.

Our operations will require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable governments, among other factors. Our inability to obtain, or our loss of or denial of extension of, any of these licenses or permits could hamper our ability to produce revenues from our operations.

Challenges to our properties may impact our financial condition.

Title to oil and natural gas interests is often not capable of conclusive determination without incurring substantial expense. While we have made and intend to make appropriate inquiries into the title of properties and other development rights we have acquired and intend to acquire, title defects may exist. In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all. If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the properties to which the title defects relate. If our property rights are reduced, our ability to conduct our exploration, development and production activities may be impaired. To mitigate title problems, common industry practice is to obtain a title opinion from a qualified oil and natural gas attorney prior to the drilling operations of a well.

We rely on technology to conduct our business, and our technology could become ineffective or obsolete.

We rely on technology, including geographic and seismic analysis techniques and economic models, to develop any reserve estimates and to guide our exploration, development and production activities. We and our operator partners will be required to continually enhance and update our technology to maintain its efficacy and to avoid obsolescence. The costs of doing so may be substantial and may be higher than the costs that we anticipate for technology maintenance and development. If we are unable to maintain the efficacy of our technology, our ability to manage our business and to compete may be impaired. Further, even if we are able to maintain technical effectiveness, our technology may not be the most efficient means of reaching our objectives, in which case we may incur higher operating costs than we would were our technology more efficient.

The loss of key personnel would directly affect our efficiency and profitability.

Our future success is dependent, in a large part, on retaining the services of our planned management team. Our executive officers possess a unique and comprehensive knowledge of our industry and related matters that are vital to our success within the industry. The knowledge, leadership and technical expertise of these individuals would be difficult to replace. The loss of one or more of our officers could have a material adverse effect on our operating and financial performance, including our ability to develop and execute our long-term business strategy. We do not maintain key-man life insurance with respect to any employees. We have entered into employment agreements with certain of our executive officers as described in more detail under the heading “Executive Compensation” elsewhere in this report.

We have limited management and staff and are dependent upon partnering arrangements and third-party service providers.

We have six full-time employees, including our Chief Executive Officer and Chief Financial Officer. The loss of these individuals would have an adverse effect on our business, as we have very limited personnel. We leverage the services of other independent consultants and contractors to perform various professional services, including engineering, oil and natural gas well planning and supervision, and land, legal, environmental and tax services. We also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. Our dependence on third-party consultants and service providers create a number of risks, including but not limited to:

●	the possibility that such third parties may not be available to us as and when needed; and

●	the risk that we may not be able to properly control the timing and quality of work conducted with respect to our projects.

If we experience significant delays in obtaining the services of such third parties or they perform poorly, our results of operations and stock price could be materially adversely affected.

Certain of our directors and officers have significant duties with, and spend significant time serving, entities that may compete with us in seeking acquisitions and business opportunities and, accordingly, may have conflicts of interest in allocating time or pursuing business opportunities.

Certain of our directors and officers, who are responsible for managing the direction of our operations and acquisition activities, hold positions of responsibility with other entities that are in the business of identifying and acquiring oil and natural gas properties. The existing positions held by these directors and officers may give rise to fiduciary or other duties that are in conflict with the duties they owe to us. These directors and officers may become aware of business opportunities that may be appropriate for presentation to us as well as to the other entities with which they are or may become affiliated. Due to these existing and potential future affiliations, they may present potential business opportunities to other entities prior to presenting them to us, which could cause additional conflicts of interest. They may also decide that certain opportunities are more appropriate for other entities with which they are affiliated, and as a result, they may elect not to present those opportunities to us. These conflicts may not be resolved in our favor.

Our business and operations may be adversely affected by the COVID-19 pandemic and may be adversely affected by other similar outbreaks.

As a result of the COVID-19 pandemic or other adverse public health developments, including voluntary and mandatory quarantines, travel restrictions, and other restrictions, we have experienced delays, disruptions and temporary suspensions of our operations. In addition, our financial condition and results of operations may be adversely affected by the COVID-19 pandemic in the future.

The timeline and potential magnitude of the COVID-19 outbreak continue to be unknown. The continuation or amplification of the COVID-19 pandemic could continue to more broadly affect the United States and global economy, including our business and operations, and the demand for oil and natural gas. Other contagious diseases in the human population could have similar adverse effects. The potential impact from COVID-19 is difficult to predict, therefore, the extent to which it will negatively affect our operating results, or the duration of any potential business disruption is uncertain. The magnitude and duration of any impact will depend on future developments and new information that may emerge regarding the duration of COVID-19 pandemic, the severity of any variants thereof, rate of vaccinations and other actions taken by authorities to contain its impact or otherwise treat the disease, all of which are beyond our control.

Terrorist attacks or cyber-incidents could result in information theft, data corruption, operational disruption and/or financial loss.

Like most companies, we have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, to process and record financial and operating data, communicate with our business partners, analyze mine and mining information, estimate quantities of coal reserves, as well as other activities related to our businesses. Strategic targets, such as energy-related assets, may be at greater risk of future terrorist or cyber-attacks than other targets in the United States. Deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties, or cloud-based applications could lead to corruption or loss of our proprietary data and potentially sensitive data, delays in production or delivery, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions, other operational disruptions and third-party liability. Our insurance may not protect us against such occurrences. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, as cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. We plan to adopt plans and policies to address precautions with respect to data security and appropriate responses in case of a reported breach.

The 2021 Note with Meta contains restrictive covenants that limit our operations.

In 2021, we borrowed $15 million pursuant to the terms of the 2021 Note (defined below). The 2021 Note includes a restrictive covenant that, subject to certain exceptions and qualifications, restricts our ability to merge or consolidate with another person or entity, or sell or transfer all or substantially all of our assets, unless we are the surviving entity or the successor entity assumes all of obligations under the 2021 Note. This restriction may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.

The 2021 Note is secured by a security interest in shares of common stock of Meta and a 25% working interest in the Orogrande Project as defined in the Security Agreement (defined below), held by the Pledgor (defined below) and Pledgor’s affiliate, Wolfbone, respectively. Any default that is not waived could permit Meta, as lender, to exercise rights and remedies with respect to all of the collateral that is securing the 2021 Note, and/or other rights and remedies under applicable law. Upon the completion of the Merger (defined below), Wolfbone will be a subsidiary of the Company and the Security Agreement will remain in place.

Our ability to meet these restrictive covenants or to avoid defaults can be impacted by events beyond our control. The 2021 Note provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, Meta as our lender could elect to declare all amounts outstanding under the 2021 Note to be immediately due and payable. If the outstanding debt under the 2021 Note was to be accelerated, we may not have sufficient cash on hand to repay it, which would have an immediate adverse effect on our business and operating results. This could potentially cause us to cease operations and result in a complete loss of your investment in our common stock.

The 2022 Note with Mr. McCabe contains restrictive covenants that limit our operations.

On December 22, 2022, we borrowed $2 million pursuant to the terms of the 2022 Note (defined below), which has a maximum principal amount available for borrowing of $20 million. If we are not in compliance with the covenants of the 2022 Note, or if we are in default under the 2022 Note, it is possible that Mr. McCabe will not offer to extend any additional loans under the 2022 Note, which may affect our business as a going concern. The 2022 Note includes a restrictive covenant that, subject to certain exceptions and qualifications, restricts our ability to merge or consolidate with another person, or sell or transfer all or substantially all of our assets, unless we are the surviving entity or the successor entity assumes all obligations under the 2022 Note. This restriction may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.

Our ability to meet these restrictive covenants or to avoid defaults can be impacted by events beyond our control. The 2022 Note provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, Mr. McCabe as our lender could elect to declare all amounts outstanding under the 2022 Note to be immediately due and payable. If the outstanding debt under the 2022 Note was to be accelerated, we may not have sufficient cash on hand to repay it, which would have an immediate material adverse effect on our business and operating results. This could potentially cause us to cease operations and result in a complete loss of your investment in our common stock.

Our Loan Agreement with Meta contains restrictive covenants that limit our operations.

In 2022, we borrowed an aggregate principal amount of $5.0 million pursuant to the terms of the Loan Agreement (defined below), which is the maximum principal balance available under the Loan Agreement. The Loan Agreement contains various restrictive covenants and other restrictions, which include, among other things, restrictions on:

●	our ability to transfer all or part of our business or property, except for inventory in the ordinary course of business, surplus or obsolete equipment, permitted liens, and transfers of cash permitted by the agreement;

●	our ability to liquidate or dissolve or merge or consolidate with another entity, or acquire another entity;

●	our ability to incur additional debt beyond certain limits or encumber our assets; and

●	our ability to pay dividends or make investments, other than permitted investments.

These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.

Our ability to meet these restrictive covenants can be impacted by events beyond our control. The Loan Agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence and during the continuance of an event of default, Meta as the lender could elect to (i) declare all outstanding principal and accrued and unpaid interest under the Loan Agreement immediately due and payable, (ii) terminate any remaining commitment to make loans under the Loan Agreement, and/or (iii) exercise certain other rights and remedies anticipated under the Loan Agreement. The events of default under the Loan Agreement include, among other things (subject to grace periods in certain instances), payment defaults, breaches of covenants or representations and warranties, a change in control or certain material adverse effects as defined in the Loan Agreement, material judgments and attachments, cross defaults with certain of our other material indebtedness, and bankruptcy and insolvency events with respect to us and our subsidiaries. If the outstanding debt under the Loan Agreement was to be accelerated, we may not have sufficient cash on hand to repay it, which would have an immediate adverse effect on our business and operating results. This could potentially cause us to cease operations and result in a complete loss of your investment in our common stock.

We may have been able to receive better terms from unaffiliated third parties than the terms we received in our agreements with Meta.

We negotiated agreements with Meta including the 2021 Note, Loan Agreement, Distribution Agreement and Tax Matters Agreement, while we were still a subsidiary of Meta. Accordingly, these agreements may not reflect terms that would have resulted from arms-length negotiations between unaffiliated parties. The terms of the agreements relate to, among other things, loans for working capital, allocations of assets, liabilities, rights, indemnifications and other obligations between Meta and us. We may have received better terms from third parties because third parties may have competed with each other to win our business. See “Certain Relationships and Related Party Transactions” for more information.

Risks Relating to Our Status as a Public Reporting Company

We are an emerging growth company and a smaller reporting company, subject to less stringent reporting and regulatory requirements of other publicly reporting companies and this status may have an adverse effect on our ability to attract interest in our common stock.

We are an emerging growth company as defined in the JOBS Act. As long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting and regulatory requirements that are applicable to other public reporting companies that are not emerging growth companies. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions.

Additionally, we are a “smaller reporting company” as defined under the Exchange Act. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company provided: (1) the market value of our common stock held by non-affiliates is less than $250 million, calculated annually, as of the last business day of our second fiscal quarter, or (2) our annual revenues are less than $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates is less than $700 million, calculated annually, as of the last business day of our second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public reporting companies difficult or impossible.

Risk Related to Ownership of Our Common Stock.

Our common stock is not eligible with the Depository Trust Company (“DTC”), which may result in brokerage firms being unwilling to hold or trade the stock.

Our shares of common stock are not eligible with DTC to permit our shares of common stock to trade electronically. If an issuer is not “DTC-eligible,” then its capital stock cannot be electronically transferred between brokerage accounts, which means that brokerage firms may be unwilling to hold or trade our common stock, restricting all trades by holders of our common stock.

No trading market for our common stock is expected to develop.

There is no public market for our shares of common stock and our shares are not DTC eligible for electronic trading to third parties. There is no expectation that a trading market will develop or be sustained. Accordingly, stockholders may have to hold the shares of common stock indefinitely.

We do not intend to pay any cash dividends in the foreseeable future and, therefore, any return on an investment in our common stock must come from increases in the fair market value of the common stock.

We do not intend to pay cash dividends on our common stock in the foreseeable future. We expect to retain future earnings, if any, for reinvestment in our business. Also, any credit agreements, which we may enter into, may restrict our ability to pay dividends. Whether we pay cash dividends in the future will be at the discretion of our Board of Directors (the “Board”) and will be dependent upon our financial condition, results of operations, cash requirements, future prospects and any other factors our Board deems relevant. Therefore, any return on an investment in our common stock must come from increases in the fair market value of the common stock.

We may issue preferred stock with terms that could adversely affect the voting power or value of our common stock.

Our Board has the authority to cause us to issue, without any further vote or action by the stockholders, shares of preferred stock in one or more series, to designate the number of shares constituting any series, and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, voting rights and terms of redemption, redemption price or prices and liquidation preferences of such series. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. For example, we might afford holders of preferred stock the right to elect some number of our directors in all events or upon the occurrence of specified events or the right to vote on specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of our common stock.

General Risk Factors

Ineffective internal controls could impact our business and operating results.

Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and the reliability of our consolidated financial statements could be compromised.

We rely on information technology in our operations, and security breaches and other disruptions in our systems could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, damage to business relationships and regulatory fines and penalties. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Although we intend to implement processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, such measures will not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

Item 1B.	Unresolved Staff Comments

None.

Item 3.	Legal Proceedings

On April 30, 2020, the Company’s wholly owned subsidiary, Hudspeth, filed suit against Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies (“Cordax”). The suit, Hudspeth and Wolfbone Investments, LLC v. Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies, was filed in the 189th Judicial District Court of Harris County, Texas. The suit seeks the recovery of approximately $1.4 million in costs incurred as a result of a tool failure during drilling activities on the University Founders A25 #2 well that is located in the Orogrande Field. Working interest owner Wolfbone is a co-plaintiff in that action. After the suit was filed, Cordax filed a mineral lien in the amount of $104,500 against the Orogrande Field and has sued the operator and counterclaimed against Hudspeth for breach of contract, seeking the same amount as the lien. Meta, on our behalf as our parent at the time, determined to add the manufacturer of one of the tool components that it contends was one of the causes of the tool failure. It was later disclosed that Cordax is the subsidiary of a Canadian parent company, who has also been added to the case. Cordax’s current Chairman of the Board filed a special appearance after being served with a citation, alleging that he was a Canadian citizen with no meaningful ties to Texas. After discovery was conducted on this issue, a nonsuit without prejudice for this defendant was filed, dismissing him from the case. The remaining parties attended mediation on June 15, 2022, that was unsuccessful in resolving the case. Discovery is ongoing. The Company has presented several of its witnesses for deposition and is preparing to depose Cordax’s key fact witnesses. The case is set for trial in October 2023.

On March 18, 2021, Cordax filed a lawsuit in Hudspeth County, Texas seeking to foreclose its mineral lien against the Orogrande Field in the amount of $104,500.01 and recover related attorney’s fees. The foreclosure action, Datalog LWT Inc. d/b/a Cordax Evaluation Technologies v. Torchlight Energy Resources, Inc., was filed in the 205th Judicial District Court of Hudspeth County, Texas. We are contesting the lien in good faith and filed a Plea in Abatement on May 10, 2021, seeking a stay in the Hudspeth County lien foreclosure case pending final disposition of the related case currently pending in Harris County, Texas. We are required to indemnify Meta in connection with this matter pursuant to the terms of the Distribution Agreement between us and Meta in connection to the Spin-Off.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not listed for trading on any stock exchange or market. The shares of common stock will not be eligible for electronic transfer through the Depository Trust Company or any other established clearing corporation. Accordingly, there currently is no public trading market for the common stock and there is no current expectation for a public market to develop.

As of December 31, 2022, we have approximately 64,000 holders of record of shares of our common stock. In computing the number of holders of record, all broker-dealers and clearing corporation holding shares on behalf of its customers, the holders of the common stock, is counted as a single shareholder. A significant number of shares of our common stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the exact number of beneficial owners of our common stock.

Distributions.

We do not intend to pay cash dividends on our common stock in the foreseeable future. We expect to retain future earnings, if any, for reinvestment in our business. Whether we pay cash dividends in the future will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, cash requirements, future prospects and any other factors our Board deems relevant.

Equity Compensation Plan Information.

See Item 11 for information regarding our Equity Incentive Plan.

Sale of Unregistered Securities.

None.

Issuer Purchases of Equity Securities.

None.

Item 6.	Reserved

None.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited and unaudited financial statements and related notes that are included elsewhere in this report. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report, particularly under the section titled “Cautionary Statement Concerning Forward-Looking Statements.”

Overview.

Our consolidated financial statements have been prepared on a stand-alone basis and are derived from the consolidated financial statements and accounting records of Meta. Our consolidated financial statements reflect our financial position, results of operations and cash flows as we were historically managed, in conformity with GAAP. Our financial statements include certain assets and liabilities that have historically been held at the Meta corporate level but are specifically identifiable or otherwise attributable to us.

All intercompany transactions between us and Meta have been included in our financial statements. The intercompany transactions are reflected in our consolidated statements of cash flow as a financing activity and in our consolidated balance sheets as “Notes payable – Meta”.

The historical costs and expenses reflected in our financial statements include an allocation for certain corporate shared service functions historically provided by Meta including executive oversight, accounting, treasury, tax, legal, human resources, occupancy, procurement, information technology and other shared services. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis based on sales, headcount, tangible assets or other measures considered to be a reasonable reflection of the historical utilization levels of these services.

Our management believes the assumptions underlying our financial statements, including the assumptions regarding the allocation of general corporate expenses from Meta are reasonable. Nevertheless, our financial statements may not include all of the actual expenses that would have been incurred had we operated as a stand-alone company during the periods presented and may not reflect what our actual results of operations, financial position and cash flows would have been if we had operated as a stand-alone company during the periods presented. Actual costs that would have been incurred if we had operated as a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. We now perform these functions using our own resources and purchased services.

The period December 15, 2022 through December 31, 2022 is referred to herein as the “successor period” and the period from January 1, 2022 through December 14, 2022 is referred to herein as the “predecessor period”. The predecessor period is reflective of the Company while a subsidiary of our former parent Meta. The successor period is reflective of the Company after the Spin-Off as an independent public reporting company.

On December 21, 2022, we entered into that certain Agreement and Plan of Merger (the “Merger Agreement”) with Hudspeth, Wolfbone, MPC and Mr. McCabe, pursuant to which in a series of transactions the oil and natural gas leases, the lands covered by such leases, pooling and communitization agreements, rights-of-way, the surface estate of the lands and all wells located in the Orogrande Project will be transferred, conveyed and assigned to Hudspeth (or its designated assignee) in consideration of (1) treating the Orogrande Obligations (as defined in the Merger Agreement) as having been irrevocably satisfied and discharged in full with respect to MPC and (2) an issuance of 56,297,638 shares of our common stock to Mr. McCabe (such series of transactions collectively, the “Merger”). The Merger will be completed in accordance with the Texas Business Organizations Code, whereby (a) the Company will form NBH MergeCo, LLC with the State of Texas (“MergeCo”) in order to cause Hudspeth to assign all of its rights under the Merger Agreement to MergeCo and MergeCo will assume Hudspeth’s obligations under the Merger Agreement, (b) Hudspeth (or MergeCo, as its assignee), Wolfbone and MPC shall merge with each of Wolfbone and MPC as surviving entities, and (c) Wolfbone shall become a direct and wholly-owned subsidiary of the Company. The closing of the transactions contemplated by the Merger Agreement are subject to the satisfaction of certain customary closing conditions, including filing and acceptance of the certificate of merger by the Secretary of State of the State of Texas.

In connection with the Merger, on December 22, 2022, the Company entered into the 2022 Note (defined below). The Company is entitled to request advances under the 2022 Note in a minimum principal amount of $100,000 each. Mr. McCabe is the largest shareholder of our common stock. As such, the Merger and 2022 Note constitute related party transactions which have been duly approved by our Board and Audit Committee. As of December 31, 2022, the Company had drawn $2 million on the 2022 Note.

Recent Developments

We met our drilling obligations under the DDU Agreement to drill five new wells in the Orogrande Project in advance of the March 31, 2023 deadline under University Lands lease requirement. The data collected from these five wells, in addition to the five wells drilled in 2021, confirmed that there are at least five potential distinct reservoirs under our acreage. Also, our operations team deployed a new mist drilling solution which increased hole stability, which we believe will result in meaningful cost savings for additional wells drilled in the Orogrande Project. While these wells may have potential to produce hydrocarbons to sell commercially in the future, we have no immediate plans to deploy the additional capital necessary to sell production from these wells to third parties. Instead, we plan to use the results from these wells to determine our drilling plans for future wells, including reservoir locations, target depths and designated acreage, in the Orogrande Project.

On March 31, 2023, we entered into an amendment to the 2021 Note (defined below) and an amendment to Loan Agreement (defined below) in order to extend each of the 2021 Maturity Date (defined below) and the Maturity Date (defined below) respectively from March 31, 2023 to October 3, 2023. Such amendments also removed the provisions allowing for extensions of the 2021 Maturity Date and the Maturity Date in the event the Company raised $30 million or more in capital through debt or equity or a combination thereof by March 31, 2023.

Income Taxes

Judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. In the ordinary course of business, tax issues may arise where the ultimate outcome is uncertain. Additionally, our tax returns are subject to audit by various tax authorities. Consequently, changes in our estimates for contingent tax liabilities may materially impact our results of operations or financial position.

Results of Operations.

Historical Results for the Years Ended December 31, 2022 (for the Predecessor Period January 1, 2022 through December 14, 2022, and for the Successor Period December 15, 2022 through December 31, 2022) and 2021

For the predecessor period, we had a net loss of $7,938,335 and for the successor period, we had a net loss of $910,538 compared to a net loss of $8,238,808 for the year ended December 31, 2021. The increase in net loss is primarily due to increased general and administrative expenses and interest expenses for the year ended December 31, 2022, offset by a loss on sale of oil and natural gas property for the year ended December 31, 2021. At December 31, 2022, we had current assets of $959,118 and total assets of $80,735,224. As of December 31, 2022, we had current liabilities of $30,036,709. Stockholders’ equity was $50,541,649 at December 31, 2022.

Revenue and Gross Profit

	Year Ended December 31,
	2022			2021
	Successor	Predecessor	Combined
Product sales BOE	59	633	692	15,904

Total Revenue	$2,561	$38,273	$40,834	$15,904
Cost of revenue	(6,055)	(71,243)	(77,298)	(76,331)
Gross Profit (Loss)	$(3,494)	$(32,970)	$(36,464)	$(60,427)

Gross Profit (Loss) percentage	(136.43)%	(86.14)%	(89.30)%	(379.95)%

Production Revenues and Cost of Revenue

For the year ended December 31, 2022, we had production revenue of $40,834 ($38,273 for the predecessor period plus $2,561 for the successor period) compared to $15,904 of production revenue for the year ended December 31, 2021. The change in revenue was primarily due to the increase in oil and natural gas production from 683 BOE for the 2021 period to 688 BOE for the 2022 period, from the Oklahoma Properties, an increase in the average price of oil from $55.01 in 2021 to $98.75 in 2022 and an increase in the average price of natural gas from $3.13 in 2021 to $7.51 in 2022. Our cost of revenue, consisting of lease operating expenses and production taxes, was $77,298 for the year ended December 31, 2022 compared with $76,331 for the year ended December 31, 2021. For each of the years ended December 31, 2021 and 2022, production and revenue are detailed as follows:

		Oil	Gas
		Production	Production	Oil	Gas	Total
Property	Quarter	{BBLS}	{MCF}	Revenue	Revenue	Revenue
Oklahoma	Q1 - 2021	28	711	$1,166	$1,305	$2,471
Hazel (TX)	Q1 - 2021	0	0	—	—	—
Total Q1-2021		28	711	$1,166	$1,305	$2,471

Oklahoma	Q2 - 2021	28	1,212	$1,692	$1,814	$3,506
Hazel (TX)	Q2 - 2021	0	0	—	—	—
Total Q2-2021		28	1,212	$1,692	$1,814	$3,506

Oklahoma	Q3 - 2021	29	441	$1,818	$1,146	$2,964
Hazel (TX)	Q3 - 2021	0	0	—	—	—
Total Q3-2021		29	441	$1,818	$1,146	$2,964

Oklahoma	Q4 - 2021	0	1,222	$—	$6,963	$6,963
Hazel (TX)	Q4 - 2021	0	0	—	—	—
Total Q4-2021		0	1,222	$—	$6,963	$6,963
Total 2021		85	3,586	$4,676	$11,228	$15,904
Average Commodity Price				$55.01	$3.13

		Oil	Gas
		Production	Production	Oil	Gas	Total
Property	Quarter	{BBLS}	{MCF}	Revenue	Revenue	Revenue
Oklahoma	Q1 - 2022	0	0	$—	$—	$—
Hazel (TX)	Q1 - 2022	0	0	—	—	—
Total Q1-2022		0	0	$—	$—	$—

Oklahoma	Q2 - 2022	97	1,267	$9,688	$7,716	$17,404
Hazel (TX)	Q2 - 2022	0	0	—	—	—
Total Q2-2022		97	1,267	$9,688	$7,716	$17,404

Oklahoma	Q3 - 2022	43	887	$4,635	$8,329	$12,964
Hazel (TX)	Q3 - 2022	0	0	—	—	—
Total Q3-2022		43	887	$4,635	$8,329	$12,964

Oklahoma	Q4 - 2022
Predecessor		28	635	$2,473	$5,432	$7,905
Successor		15	242	1,276	1,285	2,561
Hazel (TX)	Q4 - 2022	0	0	—	—	—
Total Q4-2022		43	877	$3,749	$6,717	$10,455
Total 2022		183	3,031	$18,072	$22,762	$40,834
Average Commodity Price				$98.75	$7.51

Expenses for the Years Ended December 31, 2022 and 2021

We recorded depreciation, depletion and amortization expense of $-0- for the year ended December 31, 2022 compared to $4,642 for the year ended December 31, 2021.

Operating Expenses

	Year Ended December 31,
	2022			2021
	Successor	Predecessor	Combined
Operating Expenses
General & Administrative	$907,045	$7,905,860	$8,812,905	$8,050,443
Total operating expenses	$907,045	$7,905,860	$8,812,905	$8,050,443

General and Administrative Expenses

Our general and administrative expense for the year ended December 31, 2022 was $8,812,905 ($7,905,860 for the predecessor period plus $907,045 for the successor period) compared with $8,050,443 for the year ended December 31, 2021. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which were non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses. The change in general and administrative expenses in 2022, compared to 2021, is primarily due to employee compensation and an increase in consulting fees, filing fees, legal fees, director and officer liability insurance, and investor relations expenses incurred in connection with the spin-off of the Company from Meta.

Cash Flows, Liquidity and Capital Resources.

Cash Flows

The following table summarizes sources and uses of cash and cash equivalents:

	Year Ended December 31,
	2022			2021
	Successor	Predecessor	Combined
Cash Flows From Operating Activities

Net loss	$(910,538)	$(7,938,335)	$(8,848,873)	$(8,238,808)
Adjustments to reconcile net loss to net cash from operations:
Accretion expense	1,092	—	1,092	—
Bad debt expense	—	(26,612)	(26,612)	—
Depreciation, depletion and amortization	—	—	—	4,642
Paid in kind interest	—	—	—	208,889
Change in:
Accounts receivable	—	74,310	74,310	(94,310)
Accounts receivable, related party	—	(14,153)	(14,153)	86,754
Prepayments – development costs	—	(150,000)	(150,000)	101,005
Other assets	39,185	(94,364)	(55,179)	(25,000)
Prepaid expenses	(58,225)	(1,408)	(59,633)	—
Accounts payable and accrued expenses	1,154,917	(64,982)	1,089,935	906,287
Other payables	—	2,589,363	2,589,363	—
Accrued interest payable	(1,091)	—	(1,091)	—
Net cash provided by (used in) operating activities	225,340	(5,626,181)	(5,400,841)	(7,050,541)

Cash Flows From Investing Activities
Investment in oil and natural gas properties	(1,976,029)	(3,859,851)	(5,835,880)	(14,805,511
Proceeds from sale of oil and natural gas properties	—	—	—	—
Net cash used in investing activities	(1,976,029)	(3,859,851)	(5,835,880)	(14,805,511)

Cash Flows From Financing Activities
Contributions from parent	—	316,600	316,600	11,214,967
Proceeds from notes payable, related party	2,000,000	7,500,000	9,500,000	12,500,000
Net cash provided by financing activities	2,000,000	7,816,600	9,816,600	23,714,967

Net increase (decrease) in cash	249,311	(1,669,432)	(1,420,121)	1,858,915

Cash—beginning of period	319,987	1,989,419	1,989,419	130,504
Cash—end of period	$569,298	$319,987	$569,298	$1,989,419

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$—	$3,312
Cash paid for state franchise tax	$—	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Account payable reduced by expense offset	$—	$15,638	$15,638	$—
Capitalized Interest included in interest payable	$74,210	$1,289,328	$1,363,538	$141,048

At December 31, 2022, we had cash and cash equivalents of $569,298 compared to $1,989,419 as of December 31, 2021.

Cash Flows From Operating Activities

Cash used in operating activities for the year ended December 31, 2022, was $5,400,841 compared to $7,050,541 for the year ended December 31, 2021.

Cash used in operating activities for the year ended December 31, 2022 can be attributed principally to net loss from operations of $8,848,873 adjusted for $3,679,298 in an increase in other liabilities, and accounts payable and accrued expenses.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2022 was $5,835,880 compared to $14,805,511 for year ended December 31, 2021. Cash used in investing activities consisted primarily of investments in oil and natural gas properties in 2022.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2022 was $9,816,600 compared to $23,714,967 for the year ended December 31, 2021. Cash flows provided by financing activities consists primarily of intercompany loans from Meta and the 2022 Note during the year ended December 31, 2022.

We expect to continue to have cash flows provided by financing activities as we seek new rounds of financing and continue to develop our oil and natural gas investments. We do not expect to pay cash dividends on our common stock in the foreseeable future.

Reference the Consolidated Statements of Cash Flows included in the financial statements for additional detail of the components that comprise the net use of cash in operations. We expect to continue to use cash flows in operating activities until such time as we achieve sufficient commercial oil and natural gas production to cover our operating costs.

Capital Expenditures

Our capital expenditures are summarized in the following table:

	Year Ended December 31,
	2022		2021
	Successor	Predecessor
Acquisitions:
Proved property	$—	$—	$—
Unproved property	—	—	—
Exploration and development:
Developmental leasehold costs	—	—	—
Exploratory drilling and completion costs	—	—	—
Development drilling and completion costs	1,975,944	3,859,936	14,805,511
Other development costs	—	—	—
Capitalized interest	74,210	1,289,328	141,048
Asset retirement obligations	245,774	—	21,937
Total exploration and development	2,295,928	5,149,264	14,968,496
Other property	—	—	—
Total capital expenditures	$2,295,928	$5,149,264	$14,968,496
Change in accrued capital expenditures and other	(949,093)	650,562	909,287
Prepaid drilling costs	—	150,000	101,005
Capitalized Interest	(74,210)	(1,289,328)	(141,048)
Asset retirement obligations	(245,774)	—	(21,937)
Total cash capital expenditures	$1,026,851	$4,660,498	$15,812,803

Liquidity and Capital Resources

Liquidity risk is the risk that we will not meet our financial obligations as they become due after use of currently available cash. We have a planning and budgeting process to monitor operating cash requirements, including amounts projected for capital expenditures, which are adjusted as input variables change. These variables include, but are not limited to, our ability to generate revenue from operations, general and administrative requirements and the availability of equity or debt capital. As these variables change, we may be required to issue equity or obtain debt financing.

The 2021 Note

On October 1, 2021, we issued a secured, revolving promissory note in an original principal amount of up to $15 million in favor of Meta (as amended to date, the “2021 Note”). The 2021 Note bears interest at 8% per annum, computed on the basis of a 360-day year, and matures March 31, 2023 (the “2021 Note Maturity Date”); provided, however, if we raise $30 million or more in capital through debt or equity or a combination thereof by the 2021 Note Maturity Date, the 2021 Note Maturity Date will be extended to September 30, 2023. If an event of default has occurred and is continuing, interest on the 2021 Note may accrue at the default rate of 12% per annum. The outstanding principal of the 2021 Note, together with all accrued interest thereon, becomes due on the 2021 Note Maturity Date. While the revolving commitment under the 2021 Note expires on 2021 Note Maturity Date, as of the date hereof, the full $15 million available under the 2021 Note has been fully drawn.

The 2021 Note is secured by a security interest in (a) pursuant to a Stock Pledge Agreement dated as of September 30, 2021 between Gregory McCabe (the “Pledgor”) and Meta (the “Stock Pledge Agreement”), 1,515,000 shares of Meta’s common stock that are owned directly and beneficially by the Pledgor, and (b) pursuant to a Deed of Trust, Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Production dated as of September 30, 2021 made by Wolfbone (an affiliate of the Pledgor) for the benefit of Meta (the “Security Agreement”), a 25% working interest beneficially owned by the Pledgor in the Orogrande Project as defined in the Security Agreement. Following the Merger, we expect Wolfbone to become an indirect subsidiary of the Company and the Security Agreement to remain in place.

The 2021 Note includes a restrictive covenant that, subject to certain exceptions and qualifications, restricts our ability to merge or consolidate with another person or entity, or sell or transfer all or substantially all of our assets, unless we are the surviving entity or the successor entity assumes all of obligations under the 2021 Note.

Upon the occurrence and during the continuance of an event of default under the 2021 Note, Meta as the lender may declare all outstanding principal and accrued and unpaid interest under the 2021 Note immediately due and payable, may terminate any remaining commitment to make advances under the 2021 Note, and may exercise the other rights and remedies provided for under the 2021 Note and related security documents. The events of default under the 2021 Note include among other things, subject to grace periods in certain instances, payment defaults, breaches of covenants, an event of default under the Stock Pledge Agreement or the Security Agreement, bankruptcy and insolvency events with respect us or our subsidiaries, cross defaults with certain of our other material indebtedness, and material judgments against us.

On June 28, 2022 and in August 2022, we borrowed $1.9 million and $2.7 million as an advance from Meta to be treated as an unsecured term loan, in addition to $441,000 previously advanced, under a Loan Agreement with Meta as the lender (the “Loan Agreement”), the proceeds of which are available for our working capital and general corporate purposes. As of the date of this report, we had an aggregate principal amount outstanding of $5.0 million, which is the maximum amount available under the Loan Agreement. The loans are due and payable on March 31, 2023 (the “Maturity Date”), unless extended as described in the following sentence. Under the Loan Agreement, if we raise $30 million or more in capital through debt or equity or a combination thereof by the Maturity Date, the Maturity Date will be extended to October 3, 2023 and the 2021 Note plus the loans under the Loan Agreement would be amortized in six equal monthly installments. Loans under the Loan Agreement bear interest at a fixed rate of 8% per annum if no event of default exists, and at a fixed rate of 12% per annum if an event of default exists.

We have the right to prepay the loans under the Loan Agreement in whole or in part at any time without penalty. Amounts repaid or prepaid may not be reborrowed. We will be required to prepay the loans upon an asset disposition (other than permitted asset sales), certain equity issuances (other than permitted equity), debt issuances (other than permitted debt), and certain extraordinary receipts. We are required to prepay the loans from our annual excess cash flow, if any.

The Loan Agreement includes customary representations and covenants that, subject to certain exceptions and qualifications, restrict our ability to do certain things, such as: incur additional indebtedness; incur liens; engage in mergers, acquisitions, and asset sales; make loans and investments; declare dividends or redeem or repurchase equity interests; transact with affiliates on a non-arm’s length basis; and enter into certain restrictive agreements. In addition, the Loan Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, maintenance of our existence and material properties, customary visitation rights, reporting requirements, compliance with applicable laws and regulations, and formation or acquisition of new subsidiaries.

Upon the occurrence and during the continuance of an event of default, Meta as the lender has the right to declare all outstanding principal and accrued and unpaid interest under the Loan Agreement immediately due and payable and exercise certain other rights and remedies. The events of default under the Loan Agreement include among other things, subject to grace periods in certain instances, payment defaults, breaches of covenants or representations and warranties, a change in control or a material adverse change defined in the Loan Agreement, material judgments and attachments, cross defaults with certain other material indebtedness, and bankruptcy and insolvency events with respect to the Company and our subsidiaries.

See the discussion under the caption "Recent Developments" and Note 12 of the notes to our financial statements as of and for the year ended December 31, 2022 included in this report for information about the amendments to the 2021 Note and the Loan Agreement entered into subsequent to the end of fiscal year 2022.

The 2022 Note

On December 22, 2022, we issued an unsecured promissory note in the principal amount of up to $20 million in favor of Mr. McCabe (the “2022 Note”). The 2022 Note bears interest at 5% per annum, computed on the basis of a 365-day year, and matures on June 21, 2023 (the “2022 Note Maturity Date”); provided, however, if we raise $30 million or more in capital through debt or equity or a combination thereof by the 2022 Note Maturity Date, the 2022 Note Maturity Date will be extended to October 3, 2023. The outstanding principal of the 2022 Note, together with all accrued interest thereon, becomes due on June 21, 2023. The revolving commitment under the 2022 Note expires on 2022 Note Maturity Date. As of December 31, 2022, we had $2 million principal amount outstanding and $18 million of available borrowings under the 2022 Note.

The 2022 Note includes a restrictive covenant that, subject to certain exceptions and qualifications, restricts our ability to merge or consolidate with another person or entity, or sell or transfer all or substantially all of our assets, unless we are the surviving entity or the successor entity assumes all of obligations under the 2022 Note.

Upon the occurrence and during the continuance of an event of default under the 2022 Note, Mr. McCabe as the lender may declare all outstanding principal and accrued and unpaid interest under the 2022 Note immediately due and payable, may terminate any remaining commitment to make advances under the 2022 Note, and may exercise the other rights and remedies provided for under the 2022 Note. The events of default under the 2022 Note include among other things, subject to grace periods in certain instances, payment defaults, breaches of covenants, bankruptcy and insolvency events with respect us or our subsidiaries, cross defaults with certain of our other material indebtedness, and material judgments against us.

Contractual Obligations

Our most significant contractual obligations relate to the Loan Agreement, the 2021 Note, 2022 Note and drilling and development commitments and other lease operating expenses under certain leases for the Orogrande Project.

Our debt obligations include the $15 million principal balance outstanding under the 2021 Note, which incurs interest at 8% per annum and matures on March 31, 2023. On September 2, 2022, we entered into a Loan Agreement that governs the term loans advanced to us from Meta on April 14, 2022, May 4, 2022, May 12, 2022, May 26, 2022, June 1, 2022, June 13, 2022, June 28, 2022, August 11, 2022 and August 29, 2022, for an aggregate principal balance outstanding of $5 million, which is the maximum amount of Meta’s commitment under the Loan Agreement. The term loans incur interest at a per annum rate equal to 8% and mature on March 31, 2023. On December 21, 2022, we issued the 2022 Note that governs the term loans advanced to us from Mr. McCabe on December 22, 2022, for an aggregate principal balance outstanding of $2 million. The term loan incurs interest at a per annum rate equal to 5% and matures on June 21, 2023. Under each of the 2021 Note, the Loan Agreement and the 2022 Note, if we raise additional capital through debt or equity, or any combination thereof, of at least $30 million before the respective maturity dates, we will be entitled to extend maturity to October 3, 2023 and repay the outstanding balances in six equal monthly installments beginning in April 2023 up to such extended maturity date.

For the year ended December 31, 2022, we incurred an aggregate interest on the 2022 Note, the 2021 Note and under the Loan Agreement of $1,571,336. See the discussion under the caption “Liquidity and Capital Resources.”

In addition to our debt commitments, the Orogrande Project leases representing approximately 134,000 gross acres in the Orogrande Basin in West Texas are subject to expiration in 2023 in the event we fail to drill five wells during the 2023 calendar year in compliance with our drilling obligations under the DDU Agreement. We do not yet know what our capital expenditure needs will be to satisfy our drilling commitments for the calendar year 2023. For a discussion of the risks relating to our drilling obligations, see “Risk Factors—Risks Relating to Our Business”, including the risk factor “—Our acreage must be drilled before lease expiration in order to hold the acreage by production. In the highly competitive market for acreage, failure to drill sufficient wells in order to hold acreage will result in a substantial lease renewal cost, or if renewal is not feasible, loss of our lease and prospective drilling opportunities”. See also Notes 5 and 12 of the notes to our financial statements as of and for the year ended December 31, 2022.

Management believes that currently available resources may not provide sufficient funds to enable us to meet our financing and drilling obligations for the 2023 fiscal year. We anticipate that we will continue to incur operating losses and generate negative cash flows from operations for the foreseeable future. As a result, we will need additional capital resources to fund our operations both in the short term and in the long term, prior to achieving break even or positive operating cash flow. While we do not have any committed sources of capital, we expect to continue to opportunistically seek access to additional funds through public or private equity offerings or debt financings, through partnering or other strategic arrangements, including credit application arrangements with our third party servicers, or a combination of the foregoing. Despite our efforts, we may face obstacles in continuing to attract new financing due to industry conditions and our history and current record of net losses. We can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

Critical Accounting Estimates.

Oil and natural gas properties—The Company uses the full cost method of accounting for exploration and development activities as defined by the SEC. Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to property acquisition, exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and natural gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves.

Oil and natural gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological, and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. The Company allocates a portion of its acquisition costs to unevaluated properties based on relative value. Costs are transferred to the full cost pool as the properties are evaluated over the life of the reservoir. Unevaluated properties are reviewed for impairment at least annually and are determined through an evaluation considering, among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plan, and political, economic, and market conditions.

Gains and losses on the sale of oil and natural gas properties are not generally reflected in income unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves. Sales of less than 100% of the Company’s interest in the oil and natural gas property are treated as a reduction of the capital cost of the field, with no gain or loss recognized, as long as doing so does not significantly affect the unit-of-production depletion rate. Costs of retired equipment, net of salvage value, are usually charged to accumulated depreciation.

Depreciation, depletion, and amortization—The depreciable base for oil and natural gas properties includes the sum of all capitalized costs net of accumulated depreciation, depletion, and amortization (“DD&A”), estimated future development costs and asset retirement costs not included in oil and natural gas properties, less costs excluded from amortization. The depreciable base of oil and natural gas properties is amortized on a unit-of-production method.

Ceiling test—Future production volumes from oil and gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and gas properties. If the net capitalized cost of proved oil and gas properties, net of related deferred income taxes, plus the cost of unproved oil and gas properties, exceeds the present value of estimated future net cash flows discounted at 10%, net of related tax affects, plus the cost of unproved oil and gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The ceiling test calculation uses a commodity price assumption which is based on the unweighted arithmetic average of the price on the first day of each month for each month within the prior 12-month period and excludes future cash outflows related to estimated abandonment costs.

The determination of oil and gas reserves is a subjective process, and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results. In particular, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Subsequent re-evaluation of reserves and cost estimates related to future development of proved oil and gas reserves could result in significant revisions to proved reserves. Other issues, such as changes in regulatory requirements, technological advances, and other factors which are difficult to predict could also affect estimates of proved reserves in the future.

Asset retirement obligations—The fair value of a liability for an asset’s retirement obligation (“ARO”) is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, with the corresponding charge capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then-present value each subsequent period, and the capitalized cost is depleted over the useful life of the related asset. Abandonment costs incurred are recorded as a reduction of the ARO liability.

Inherent in the fair value calculation of an ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental, and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance. Settlements greater than or less than amounts accrued as ARO are recorded as a gain or loss upon settlement.

Recent Accounting Pronouncements

Our audited financial statements and the accompanying notes thereto found elsewhere in this report contain a description of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk.

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for oil, the foreign supply of natural gas and oil, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources.

Interest Rate Sensitivity.

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Interest rate risk is minimized through management’s decision to primarily obtain fixed rate or interest-free debt. The Company is not exposed to material cash flow interest rate risk.

Item 8.	Consolidated Financial Statements and Supplementary Data

The consolidated financial statements of Next Bridge Hydrocarbons, Inc. appearing in this report have been audited by BF Borgers, CPA, an independent registered public accounting firm, as set forth in their report thereon appearing elsewhere herein, and are included in reliance upon such reports given on the authority of such firm as experts in accounting and auditing.

We are responsible for the fairness and reliability of the financial statements and other financial data included in this report. In the preparation of the financial statements, it is necessary for us to make informed estimates and judgments based on currently available information on the effects of certain events and transactions. Estimates of the oil and natural gas reserves of the Company and related future net cash flows and the present values were based upon reserve reports prepared by PeTech Enterprises, Inc. have been included in this report. We have included these estimates in reliance on the authority of such firm as an expert in such matters.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and our directors; and (iii) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, using the framework specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Next Bridge Hydrocarbons, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Next Bridge Hydrocarbons, Inc. as of December 31, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2022

Lakewood, CO

March 29, 2023

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in the Company’s definitive Proxy Statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Company’s definitive proxy statement for its 2023 Annual Stockholder Meeting, to be filed with the SEC within 120 days after December 31, 2022 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	Financial Statements—See the Index to Consolidated Financial Statements, together with the report thereon of BF Borgers, CPA dated March 29, 2023 under Part II, Item 8 “Consolidated Financial Statements and Supplementary Data”.

(2)	All financial statement schedules are omitted because they are not applicable, or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

(3)	Exhibits.

Exhibit Number	Exhibit Description
2.1	Distribution Agreement between Meta Materials Inc. and Next Bridge Hydrocarbons, Inc., dated December 2, 2022 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

2.2	Agreement and Plan of Merger among Next Bridge Hydrocarbons, Inc., Hudspeth Operating, LLC, Wolfbone Investments, LLC, McCabe Petroleum Corporation, and Gregory McCabe, dated December 21, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed December 27, 2022).

3.1	First Amended and Restated Articles of Incorporation of Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

3.2	Amended and Restated By-laws of Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.1	Assignment Agreement between Meta Materials Inc. and Next Bridge Hydrocarbons, Inc., dated June 28, 2022 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.2	Tax Matters Agreement between Meta Materials Inc. and Next Bridge Hydrocarbons, Inc., date December 2, 2022 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.3+	Executive Employment Agreement of Chief Executive Officer (incorporated by reference to Exhibit 10.3+ to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.4+	Executive Employment Agreement of President, dated October 21, 2022 (incorporated by reference to Exhibit 10.4+ to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.5+	Executive Employment Agreement of Chief Financial Officer, dated October 21, 2022 (incorporated by reference to Exhibit 10.5+ to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.6+	Executive Employment Agreement of Chief Operating Officer, dated October 21, 2022 (incorporated by reference to Exhibit 10.6+ to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.7+	2022 Equity Incentive Plan of Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 10.7+ to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.8	Purchase & Settlement Agreement, dated August 6, 2018, between Torchlight Energy Resources, Inc., Hudspeth Oil Corporation, Founders Oil & Gas, LLC, Founders Oil & Gas Operating, LLC, Wolfbone Investments, LLC and McCabe Petroleum Corporation (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).†

10.9	Purchase Agreement dated April 4, 2016, by and among McCabe Petroleum Corporation, Torchlight Energy Resources, Inc. and Torchlight Energy, Inc. (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.10	Option Agreement, by and among Torchlight Energy, Inc., Torchlight Hazel, LLC, Masterson Hazel Partners, LP and McCabe Petroleum Corporation, dated August 13, 2020 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

Exhibit Number	Exhibit Description
10.11	First Amendment to Option Agreement, by and among Torchlight Energy, Inc., Torchlight Hazel, LLC, Masterson Hazel Partners, LP and McCabe Petroleum Corporation, dated September 18, 2020 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.12	Second Amendment to Option Agreement, by and among Torchlight Energy, Inc., Torchlight Hazel, LLC, Masterson Hazel Partners, LP and McCabe Petroleum Corporation, dated April 15, 2021 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.13	Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Meta Materials, Inc., as holder, dated October 1, 2021 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.14	First Amendment to Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Meta Materials, Inc., as holder, dated September 2, 2022 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022).

10.15	Loan Agreement between Meta Materials, Inc. and Next Bridge Hydrocarbons, Inc., dated September 2, 2022 (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.16	Participation Agreement by and between McCabe Petroleum Corporation, Gregory McCabe and Hudspeth Oil Corporation, dated September 23, 2014 (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.17	Amendment to Participation Agreement, by and between McCabe Petroleum Corporation, Gregory McCabe and Hudspeth Oil Corporation, dated January 5, 2015 (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.18	Second Amendment to Participation Agreement, by and between McCabe Petroleum Corporation, Gregory McCabe and Hudspeth Oil Corporation, dated December 31, 2015 (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.19	Form of Conversion Agreement, dated March 9, 2020, by and between Torchlight Energy Resources, Inc., Hudspeth Oil Corporation and each of the previous holders of 16% Series C Unsecured Convertible Promissory Notes (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.20	Amendment to Tax Matters Agreement, between Next Bridge Hydrocarbons, Inc. and Meta Materials, Inc. (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.21	5% Unsecured Promissory Note by Next Bridge Hydrocarbons, Inc. in favor of Greg McCabe, dated December 21, 2022 (incorporated by reference to Exhibit 10.21 to our Current Report on Form 8-K, filed December 27, 2022).

21.1	List of subsidiaries of Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 21.1 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Report of Independent Petroleum Engineers.*

†	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company hereby agrees to furnish a copy of any omitted exhibits and schedules to the SEC upon its request.

+	Indicates a management contract or compensatory plan.

*	Filed herewith.

Item 16.	Form 10-K Summary

None.

NEXT BRIDGE HYDROCARBONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$569,298	$1,989,419
Accounts receivable	—	74,310
Accounts receivable, related party	177,519	163,366
Grants and other receivables	150,000	—
Prepaid expenses	62,300	2,667
Total current assets	959,118	2,229,762
Oil and natural gas properties, net	79,695,928	45,663,470
Other assets	80,179	25,000
TOTAL ASSETS	$80,735,224	$47,918,232

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$3,891,649	$2,828,326
Accounts payable - Meta	2,573,724	—
Note payable - Meta	20,000,000	12,500,000
Notes payable, related party	2,000,000	—
Accrued interest payable	1,571,336	208,889
Total current liabilities	30,036,709	15,537,215
Asset retirement obligations	246,866	21,937
Total liabilities	30,283,575	15,559,152
Commitments and contingencies
Stockholder’s equity:
Preferred stock, par value $0.0001; 50,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, par value $0.0001; 500,000,000 shares authorized; 165,472,241 issued and outstanding	16,547	—
Additional paid-in capital	51,345,640	100,546,596
Accumulated deficit	(910,538)	(68,187,516)
Total stockholder’s equity	50,451,649	32,359,080
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$80,735,224	$47,918,232

NEXT BRIDGE HYDROCARBONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	For the period from December 15, 2022 to December 31, 2022	For the period from January 1, 2022 to December 14, 2022	Year Ended December 31, 2021
Oil sales	$1,276	$16,796	$4,675
Natural gas sales	1,285	21,477	11,229
Revenue	2,561	38,273	15,904

Operating expenses
Lease operating expenses	5,826	68,488	75,330
Production and ad valorem tax	229	2,755	1,001
General and administrative	907,045	7,905,860	8,050,443
Depreciation, depletion and amortization	—	—	4,642
Total operating expenses	913,100	7,977,103	8,131,416

Operating loss	(910,539)	(7,938,830)	(8,115,512)

Other income (expense)
Interest expense	—	—	(212,201)
Gain (loss) on sale of assets	—	—	1,000
Gain on extinguishment of debt	—	—	77,477
Interest income	1	495	10,428
Total other income (expense)—net	1	495	(123,296)

Loss before income taxes	(910,538)	(7,938,335)	(8,238,808)
Provision for income tax	—	—	—
Net loss	$(910,538)	$(7,938,335)	$(8,238,808)

Loss per common share:
Basic and Diluted	$(0.01)	$(0.05)	$(8,238,808)
Weighted average number of common shares outstanding:
Basic and Diluted	165,472,241	165,472,241	1

NEXT BRIDGE HYDROCARBONS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Year ended December 31, 2022

	Common	Common	Additional
	Stock	Stock	paid-in	Accumulated
	shares	amount	capital	deficit	Total
Balance, December 31, 2020	1	$—	$89,331,629	$(59,948,708)	$29,382,921
Contributions from parent	—	—	11,214,967	—	11,214,967
Net loss	—	—	—	(8,238,808)	(8,238,808)
Balance December 31, 2021	1	$—	$100,546,596	$(68,187,516)	$32,359,080
Contributions from parent	—	—	316,600	—	316,600
Net loss	—	—	—	(7,938,335)	(7,938,335)
Issuance of common stock	165,472,240	16,547	(16,547)	—	—
Balance, December 14, 2022	165,472,241	$16,547	$100,846,649	$(76,125,851)	$24,737,345

Balance, December 15, 2022	165,472,241	$16,547	$51,345,640	$—	$51,362,187
Net loss	—	—	—	(910,538)	(910,538)
Balance, December 31, 2022	165,472,241	$16,547	$51,345,640	$(910,538)	$50,451,649

NEXT BRIDGE HYDROCARBONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	For the period from December 15, 2022 to December 31, 2022	For the period from January 1, 2022 to December 14, 2022	Year Ended December 31, 2021
Cash Flows From Operating Activities
Net loss	$(910,538)	$(7,938,335)	$(8,238,808)
Adjustments to reconcile net loss to net cash from operations:
Accretion expense	1,092	—	—
Bad debt expense	—	(26,612)	—
Depreciation, depletion and amortization	—	—	4,642
Paid in kind interest	—	—	208,889
Change in:
Accounts receivable	—	74,310	(94,310)
Accounts receivable, related party	—	(14,153)	86,754
Prepayments - development costs	—	(150,000)	101,005
Other assets	39,185	(94,364)	(25,000)
Prepaid expenses	(58,225)	(1,408)	—
Accounts payable and accrued expenses	1,154,917	(64,982)	906,287
Other payables	—	2,589,363	—
Accrued interest payable	(1,091)	—	—
Net cash provided by (used in) operating activities	225,340	(5,626,181)	(7,050,541)

Cash Flows From Investing Activities
Investment in oil and gas properties	(1,976,029)	(3,859,851)	(14,805,511)
Net cash used in investing activities	(1,976,029)	(3,859,851)	(14,805,511)

Cash Flows From Financing Activities
Proceeds from notes payable	2,000,000	7,500,000	12,500,000
Contributions from parent	—	316,600	11,214,967
Net cash provided by financing activities	2,000,000	7,816,600	23,714,967

Net increase (decrease) in cash	249,311	(1,669,432)	1,858,915

Cash - beginning of period	319,987	1,989,419	130,504

Cash - end of period	$569,298	$319,987	$1,989,419

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$3,312
Cash paid for state franchise tax	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Account payable reduced by expense offset	$—	$15,638	$—
Capitalized interest included in interest payable	$74,210	$1,289,328	$141,048

NEXT BRIDGE HYDROCARBONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022

1.	NATURE OF BUSINESS

Next Bridge Hydrocarbons, Inc. (the “Company”) was incorporated in Nevada on August 31, 2021, as OilCo Holdings, Inc. and changed its name to Next Bridge Hydrocarbons, Inc. pursuant to its Amended and Restated Articles of Incorporation filed on June 30, 2022. The Company spun off from Meta Materials, Inc. (“Meta”) on December 14, 2022, resulting in the Company becoming an independent company (the “Spin-Off”). Prior to the Spin-Off, the Company was a wholly-owned subsidiary of Meta. Meta became the parent of the Company’s subsidiaries in June 2021 in a merger transaction with Torchlight Energy Resources, Inc. (“Torchlight”), the previous parent of the subsidiaries and developer of the properties from their inception up to June 2021.

The Company is an energy company engaged in the acquisition, exploration, exploitation and/or development of oil and natural gas properties in the United States. The Company’s primary focus has been the development of interests in an oil and natural gas project the Company holds in the Orogrande Basin in West Texas in Hudspeth County, Texas (the “Orogrande Project”). In addition, the Company has minor interests in the Eastern edge of the Midland Basin in Texas (the “Hazel Project”), and two minor well interests in the Hunton wells located in Oklahoma (the “Oklahoma Properties”). The Company currently has six full-time employees, and the Company employs consultants for various roles as needed.

The Company operates its business through four wholly owned subsidiaries Torchlight Energy, Inc., a Nevada corporation (“TEI”), Hudspeth Oil Corporation, a Texas corporation (“Hudspeth”), Torchlight Hazel, LLC, a Texas limited liability company (“Torchlight Hazel”), and Hudspeth Operating, LLC, a Texas limited liability company and wholly owned subsidiary of Hudspeth (“Hudspeth Operating”). All intercompany transactions have been eliminated in the consolidated financial statements.

2.	GOING CONCERN

At December 31, 2022, the Company had not yet achieved profitable operations. The Company had a net loss of $910,538 for the period from December 15, 2022 through December 31, 2022. The Company expects to incur further losses in the development of its business. The Company had a working capital deficit as of December 31, 2022 of $29,077,591. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement, institutional, or public sources; (2) obtain loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

These consolidated financial statements have been prepared assuming that the Company will continue as a going concern and therefore, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classifications of liabilities that may result from the outcome of this uncertainty.

3.	SIGNIFICANT ACCOUNTING POLICIES

The Company maintains its accounts on the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America. Accounting principles followed and the methods of applying those principles, which materially affect the determination of financial position, results of operations and cash flows are summarized below:

Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and certain assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Basis of presentation—The financial statements are presented on a consolidated basis and include the accounts of Next Bridge Hydrocarbons, Inc. and its wholly owned subsidiaries, TEI, Hudspeth, Torchlight Hazel, and Hudspeth Operating. All significant intercompany balances and transactions have been eliminated. As noted above, the Company was involved in the Spin-Off on December 14, 2022. The period December 15, 2022 through December 31, 2022 is referred to herein as the “successor period” and the period from January 1, 2022 through December 14, 2022 is referred to herein as the “predecessor period”.

In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial position as of, and the results of operations for all periods presented. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates.

Risks and uncertainties—The Company’s operations are subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating an emerging business, including the potential risk of business failure.

In January 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) and the significant risks to the international community and economies as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified COVID-19 as a pandemic, based on the rapid increase in exposure globally, and thereafter, COVID-19 continued to spread throughout the U.S. and worldwide. In addition, actions taken by OPEC members and other exporting nations on the supply and demand in global oil and natural gas markets resulted in significant negative pricing pressure in the first half of 2020, followed by a recovery in pricing and an increase in demand in the second half of 2020 and into 2021. However, multiple variants emerged in 2021 and became highly transmissible, which contributed to additional pricing volatility during 2021 to date. The financial results of companies in the oil and natural gas industry have been impacted materially as a result of changing market conditions. Such circumstances generally increase uncertainty in the Partnership’s accounting estimates. Although demand and market prices for oil and natural gas have recently increased, due to the rising energy use and the improvement in U.S. economic activity, we cannot predict events that may lead to future price volatility and the near-term energy outlook remains subject to heightened levels of uncertainty.

The Company is continuing to closely monitor the overall impact and the evolution of the COVID-19 pandemic, including the ongoing spread of any variants, along with future OPEC actions on all aspects of the Company’s business, including how these events may impact the Company’s future operations, financial results, liquidity, employees, and operators. Additional actions may be required in response to the COVID-19 pandemic on a national, state, and local level by governmental authorities, and such actions may further adversely affect general and local economic conditions. The Company cannot predict the long- term impact of these events on our liquidity, financial position, results of operations or cash flows due to uncertainties including the severity of COVID-19 or any of the ongoing variants, and the effect the virus will have on the demand for oil and natural gas. These situations remain fluid and unpredictable, and the Company is actively managing its response.

Concentration of risks—At times the Company’s cash balances are in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. The Company’s cash is placed with a highly rated financial institution, and the Company regularly monitors the credit worthiness of the financial institutions with which it does business.

Fair value of financial instruments—Financial instruments consist of cash, receivables, convertible note receivable, payables and promissory notes, if any. The estimated fair values of cash, receivables, and payables approximate the carrying amount due to the relatively short maturity of these instruments. The carrying amounts of any promissory notes approximate their fair value giving affect for the term of the note and the effective interest rates.

For assets and liabilities that require re-measurement to fair value the Company categorizes them in a three-level fair value hierarchy as follows:

●	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

●	Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration.

●	Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

Cash and cash equivalents – Cash and cash equivalents include certain investments in highly liquid instruments with original maturities of three months or less.

Accounts receivable – Accounts receivable consist of amounts due from a related party for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of December 31, 2022 and December 31, 2021, no valuation allowance was considered necessary.

Oil and natural gas properties – The Company uses the full cost method of accounting for exploration and development activities as defined by the Securities and Exchange Commission (“SEC”). Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to property acquisition, exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities.

Oil and natural gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological, and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. The Company allocates a portion of its acquisition costs to unevaluated properties based on relative value. Costs are transferred to the full cost pool as the properties are evaluated over the life of the reservoir. Unevaluated properties are reviewed for impairment at least quarterly and are determined through an evaluation considering, among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plan, and political, economic, and market conditions.

Gains and losses, if any, on the sale of oil and natural gas properties are not generally reflected in income unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves. Sales of less than 100% of the Company’s interest in the oil and natural gas property are treated as a reduction of the capital cost of the field, with no gain or loss recognized, as long as doing so does not significantly affect the unit-of-production depletion rate. Costs of retired equipment, net of salvage value, are usually charged to accumulated depreciation.

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During the successor period and for the predecessor period, the Company capitalized $74,210, and $1,289,328 respectively, of interest on unevaluated properties. Capitalized interest for the year ended December 31, 2021, was $141,048.

Depreciation, depletion, and amortization – The depreciable base for oil and natural gas properties includes the sum of all capitalized costs net of accumulated depreciation, depletion, and amortization (“DD&A”), estimated future development costs and asset retirement costs not included in oil and natural gas properties, less costs excluded from amortization. The depreciable base of oil and natural gas properties is amortized on a unit-of-production method.

Ceiling test – Future production volumes from oil and natural gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and natural gas properties. If the net capitalized cost of proved oil and natural gas properties, net of related deferred income taxes, plus the cost of unproved oil and natural gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related realizable tax affects, plus the cost of unproved oil and natural gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The Company recorded an impairment expense of $-0- for the successor period, for the predecessor period and for the year ended December 31, 2021, respectively, to recognize the adjustment required by the ceiling test.

The ceiling test calculation uses a commodity price assumption which is based on the unweighted arithmetic average of the price on the first day of each month for each month within the prior 12-month period and excludes future cash outflows related to estimated abandonment costs.

The determination of oil and natural gas reserves is a subjective process, and the accuracy of any reserve estimate depends on the quality of available data and the application of engineering and geological interpretation and judgment. Estimates of economically recoverable reserves and future net cash flows depend on a number of variable factors and assumptions that are difficult to predict and may vary considerably from actual results. In particular, reserve estimates for wells with limited or no production history are less reliable than those based on actual production. Subsequent re-evaluation of reserves and cost estimates related to future development of proved oil and natural gas reserves could result in significant revisions to proved reserves. Other issues, such as changes in regulatory requirements, technological advances, and other factors which are difficult to predict could also affect estimates of proved reserves in the future.

Asset retirement obligations – The fair value of a liability for an asset’s retirement obligation (“ARO”) is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, with the corresponding charge capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then-present value each subsequent period, and the capitalized cost is depleted over the useful life of the related asset. Abandonment costs incurred are recorded as a reduction of the ARO liability.

Inherent in the fair value calculation of an ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental, and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and natural gas property balance. Settlements greater than or less than amounts accrued as ARO are recorded as a gain or loss upon settlement.

Income taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized.

Authoritative guidance for uncertainty in income taxes requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an examination. Management has reviewed the Company’s tax positions and determined there were no uncertain tax positions requiring recognition in the consolidated financial statements. Company tax returns remain subject to federal and state tax examinations. Generally, the applicable statutes of limitation are three to four years from their respective filings.

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the statements of operation. The Company has not recorded any interest or penalties associated with unrecognized tax benefits for the successor period, for the predecessor period, and for the year ended December 31, 2021.

Revenue recognition – The Company’s revenue is typically generated from contracts to sell natural gas, crude oil or NGLs produced from interests in oil and natural gas properties owned by the Company. Contracts for the sale of natural gas and crude oil are evidenced by (1) base contracts for the sale and purchase of natural gas or crude oil, which document the general terms and conditions for the sale, and (2) transaction confirmations, which document the terms of each specific sale. The transaction confirmations specify a delivery point which represents the point at which control of the product is transferred to the customer. The Company elects to treat contracts to sell oil and natural gas production as normal sales, which are then accounted for as contracts with customers. The Company has determined that these contracts represent multiple performance obligations which are satisfied when control of the commodity transfers to the customer, typically through the delivery of the specified commodity to a designated delivery point.

Revenue is measured based on consideration specified in the contract with the customer, and excludes any amounts collected on behalf of third parties. The Company recognizes revenue in the amount that reflects the consideration it expects to be entitled to in exchange for transferring control of those goods to the customer. Amounts allocated in the Company’s price contracts are based on the standalone selling price of those products in the context of long-term contracts. Payment is generally received one or two months after the sale has occurred.

Gain or loss on derivative instruments is outside the scope of ASC 606, Revenue Recognition, and is not considered revenue from contracts with customers subject to ASC 606. The Company may in the future use financial or physical contracts accounted for as derivatives as economic hedges to manage price risk associated with normal sales, or in limited cases may use them for contracts the Company intends to physically settle but do not meet all of the criteria to be treated as normal sales.

Producer Gas Imbalances. The Company applies the sales method of accounting for natural gas revenue. Under this method, revenues are recognized based on the actual volume of natural gas sold to purchasers.

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The Company had zero dilutive shares for the successor period, for the predecessor period, and for the year ended December 31, 2021.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations. The Company accrued no liability as of December 31, 2022 and December 31, 2021.

Recent accounting pronouncements not yet adopted – In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for sale debt securities and beneficial interests in securitized financial assets. The guidance is applicable for fiscal years beginning after December 15, 2019 and interim periods within those years, however, the FASB extended the effective date for smaller reporting companies to fiscal years beginning after December 15, 2022. The Company does not believe the adoption of this standard will have material impact on the consolidated financial statements.

4.	SPIN-OFF

Effective December 14, 2022 (the “Spin-Off Date”), the Company and all of its wholly owned subsidiaries were involved in a spin off transaction from the Company’s former parent, Meta. Meta spun the Company and the Company’s wholly owned oil and natural gas subsidiaries in fulfillment of a preferred shareholder liability and other working capital items. As part of the Spin-Off, a change in control event occurred which is accounted for under ASC 805, Business Combination. Meta no longer owns 100% of the Company and the Company is now owned by various shareholders. The new shareholders of the Company received common stock as consideration and the fair value was determined using the income approach.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the Spin-Off Date.

Consideration in common stock	$51,362,187

Recognized Assets and Liabilities
Cash and cash equivalents	$319,987
Accounts receivable, related party	177,519
Prepaids	154,075
Oil and natural gas properties	77,645,689
Other assets	119,364
Accounts payable	(5,310,456)
Notes payable	(20,000,000)
Accrued interest	(1,498,217)
Asset retirement obligation	(245,774)
Net Assets Recognized	$51,362,187

5.	OIL & NATURAL GAS PROPERTIES

The following table presents the capitalized costs for oil and natural gas properties of the Company:

	December 31, 2022	December 31, 2021
	Successor	Predecessor
Evaluated costs subject to amortization	$—	$—
Unevaluated costs	79,695,928	61,319,652
Total capitalized costs	79,695,928	61,319,652
Less accumulated depreciation, depletion and amortization	—	(15,656,182)
Total oil and gas properties	$79,695,928	$45,663,470

Unevaluated costs as of December 31, 2022, and December 31, 2021, include cumulative costs of developing projects including the Orogrande and Hazel Projects in West Texas and the costs related to the Oklahoma Properties. In accordance with required accounting adjustments related to the Spin-Off, the carrying value of the oil and natural gas assets were adjusted to fair value as of December 15, 2022.

The Company periodically adjusts for the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of, or changes in market value, of unevaluated leases. The impact of reclassifications as they become necessary is to increase the basis for calculation of future period’s depletion, depreciation and amortization which effectively recognizes the impairment on the consolidated statement of operations over future periods. Reclassified costs also become evaluated costs for purposes of ceiling tests, and which may cause recognition of increased impairment expense in future periods. The remaining cumulative unevaluated costs which have been reclassified within the Company’s full cost pool totals $-0- as of December 31, 2022. As of December 31, 2022, evaluated costs are $-0- since the Company have no proved reserve value associated with our properties.

Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a write-down could occur. Proved reserves are estimated quantities of crude oil, natural gas, and natural gas liquids, which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. The independent engineering estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future, or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place. Estimated reserves to be developed through secondary or tertiary recovery processes are classified as unevaluated properties.

Current Projects

The Company is an energy company engaged in the acquisition, exploration, exploitation and/or development of oil and natural gas properties in the United States. The Company is primarily focused on the acquisition of early-stage projects, the development and delineation of these projects, and then the monetization of those assets once these activities are completed.

The Company’s primary focus is the development of interests in oil and natural gas projects it holds in the Permian Basin in West Texas. The Company also holds minor interests in certain other oil and natural gas projects in Central Oklahoma that it is in the process of divesting.

As of December 31, 2022, the Company had interests in three oil and natural gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, and two wells in Central Oklahoma.

Orogrande Project, West Texas

On August 7, 2014, Torchlight entered into a Purchase Agreement with Hudspeth, McCabe Petroleum Corporation (“MPC”), and Gregory McCabe (“Mr. McCabe”). Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, Torchlight purchased 100% of the capital stock of Hudspeth which held certain oil and natural gas assets, including a 100% working interest in approximately 172,000 predominately contiguous acres in the Orogrande Basin in West Texas. Mr. McCabe has, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement among Hudspeth, MPC and Mr. McCabe. Mr. McCabe also holds a 4.5% overriding royalty interest in the Orogrande acreage, —which he obtained prior to, and was not a part of the August 2014 transaction. As of December 31, 2022, leases covering approximately 134,000 acres remain in effect.

Effective March 27, 2017, the property became subject to a University Lands D&D Unit Agreement (“DDU Agreement”) which allows for all 192 existing leases covering approximately 134,000 gross acres leased from University Lands to be combined into one drilling and development unit for development purposes. The term of the DDU Agreement expires on December 31, 2023, and the time to drill on the drilling and development unit continues through December 31, 2023. The DDU Agreement also grants the right to extend the DDU Agreement through December 31, 2028 if compliance with the DDU Agreement is met and the extension fee associated with the additional time is paid.

Drilling obligations under the DDU Agreement include five wells per year in years 2021, 2022 and 2023. The drilling obligations are minimum yearly requirements and may be exceeded if acceleration is desired.

All drilling obligations through December 31, 2022, have been met.

Torchlight had drilled 14 test wells in the Orogrande in order to stay in compliance with the DDU Agreement, as well as, to test for potential shallow pay zones and deeper pay zones that may be present on structural plays. Development of the wells continued through December 31, 2022, to further capture and document the scientific base in support of demonstrating the production potential of the property. As of December 31, 2022, a total of 15 test wells have been drilled on the acreage.

On March 9, 2020, holders of certain notes payable by Torchlight entered into a Conversion Agreement under which the noteholders elected to convert $6,000,000 of principal and approximately $1,331,000 of accrued interest on the notes held by such holders, in accordance with their terms, into an aggregate 6% working interest (of all such holders) in the Orogrande Project.

The Company intends to make offers and enter into agreements with one or more of the other current working interest owners in the Orogrande Project (each an “Orogrande Owner” and collectively, the “Orogrande Owners”). The Company anticipates offering the Orogrande Owners shares of common stock in exchange for such Orogrande Owner’s respective working interest in the Orogrande Project. The Company intends to offer the number of shares of common stock necessary such that each participating Orogrande Owner would own the percentage of common stock then outstanding in proportion to the percentage owned in the working interest of the Orogrande Project. For illustration purposes, if an Orogrande Owner owns 10% of the working interest of the Orogrande Project, and such Orogrande Owner elects to participate and accept the Company’s offer of shares of common stock, then such Orogrande Owner will be offered 10% of the aggregate amount of outstanding shares of common stock. The Company’s decision to enter into these transactions will depend on ability of the Company and each Orogrande Owner to negotiate and enter into definitive agreements related to such transaction and the Company’s board of directors receiving an industry-standard fairness opinion from an investment banking firm. One of the Orogrande Owners is Wolfbone Investments, LLC (“Wolfbone”), an entity controlled by Mr. McCabe. Mr. McCabe owns, directly and indirectly through entities he owns or controls, 7.75% of the Company’s common stock as of December 31, 2022, which would increase by the proportionate exchange of working interest for shares of the Company’s common stock if consummated.

The Orogrande Project ownership as of December 31, 2022, is detailed as follows:

	Revenue Interest	Working Interest
University Lands - Mineral Owner	20.000%	n/a
ORRI - Magdalena Royalties, LLC, an entity controlled by Gregory McCabe	4.500%	n/a
ORRI - Unrelated Party	0.500%	n/a
Hudspeth Oil Corporation, a subsidiary of Next Bridge Hydrocarbons, Inc.	49.875%	66.500%
Wolfbone Investments, LLC, an entity controlled by Gregory McCabe	18.750%	25.000%
Conversion by Note Holders in March, 2020	4.500%	6.000%
Unrelated Party	1.875%	2.500%
	100.000%	100.000%

Hazel Project in the Midland Basin in West Texas

Effective April 4, 2016, TEI acquired from MPC a 66.66% working interest in approximately 12,000 acres in the Midland Basin. A back-in after payout of a 25% working interest was retained by MPC and another unrelated working interest owner.

In October 2016, the holders of all of Torchlight’s then-outstanding shares of Series C Preferred Stock (which were issued in July 2016) elected to convert into a total 33.33% working interest in our Hazel Project, reducing TEI’s ownership from 66.66% to a 33.33% working interest.

Acquisition of Additional Interests in Hazel Project

On January 30, 2017, Torchlight entered into and closed an Agreement and Plan of Reorganization and a Plan of Merger with an entity which was wholly owned by Mr. McCabe, which resulted in the acquisition of approximately 40.66% working interest in the 12,000 gross acres, 9,600 net acres, in the Hazel Project.

Also, on January 30, 2017, Torchlight entered into and closed a Purchase and Sale Agreement with Wolfbone. Under the agreement, Torchlight acquired certain of Wolfbone’s Hazel Project assets, including its interest in the Flying B Ranch #1 well and the 40-acre unit surrounding the well.

Upon the closing of the transactions, the Torchlight working interest in the Hazel Project increased by 40.66% to a total ownership of 74%.

Effective June 1, 2017, Torchlight acquired an additional 6% working interest from unrelated working interest owners increasing its working interest in the Hazel project to 80%, and an overall net revenue interest of 75%.

Seven test wells have been drilled on the Hazel Project to capture and document the scientific base in support of demonstrating the production potential of the property.

Option Agreement with Masterson Hazel Partners, LP

On August 13, 2020, the Company’s subsidiaries TEI and Torchlight Hazel (collectively, “Torchlight Subs”) entered into an option agreement (the “Option Agreement”) with Masterson Hazel Partners, LP (“MHP”) and MPC. Under the agreement, MHP was obligated to drill and complete, or cause to be drilled and completed, at its sole cost and expense, a new lateral well (the “Well”) on the Hazel Project, sufficient to satisfy Torchlight Subs’s continuous development obligations on the southern half of the prospect no later than September 30, 2020. MHP has satisfied this drilling obligation. MHP paid to Torchlight Subs $1,000 as an option fee at the time of execution of the Option Agreement. MHP is entitled to receive, as its sole recourse for the recoupment of drilling costs, the revenue from production of the Well attributable to Torchlight Subs’s interest until such time as it has recovered its reasonable costs and expenses for drilling, completing, and operating the well.

In exchange for MHP satisfying the above drilling obligations, Torchlight Subs granted to MHP the exclusive right and option to perform operations, at MHP’s sole cost and expense, on the Hazel Project sufficient to satisfy Torchlight Subs’s continuous development obligations on the northern half of the prospect. Because MHP exercised this drilling option and satisfied the continuous development obligations on the northern half of the prospect, under the terms of the Option Agreement (as amended in September 2020) MHP had the option to purchase the entire Hazel Project no later than May 31, 2021. Such purchase would be under the terms of a form of Purchase and Sale Agreement included as an exhibit to the Option Agreement, at an aggregate purchase price of$12,690,704 for approximately 9,762 net mineral acres, and not less than 74% net revenue interest (approximately $1,300 per net mineral acre). MHP declined to exercise the Option in 2021.

Hunton Play, Central Oklahoma

As of December 31, 2022, the Company is producing from one well in the Viking Area of Mutual Interest and one well in Prairie Grove.

6.	RELATED PARTY BALANCES

As of December 31, 2022 and December 31, 2021, the Company had a balance of $177,519 and $163,366, respectively, for an account receivable due from MPC, a shareholder of the Company, for amounts advanced related to the Orogrande development cost sharing arrangement agreed to in connection with the acquisition of the Orogrande working interests in 2014.

On December 22, 2022, the Company issued an unsecured promissory note in the principal amount of up to $20 million in favor of Mr. McCabe (the “2022 Note”). The 2022 Note bears interest at 5% per annum, computed on the basis of a 365-day year, and matures on June 21, 2023 (the “2022 Note Maturity Date”); provided, however, if we raise $30 million or more in capital through debt or equity or a combination thereof by the 2022 Note Maturity Date, the 2022 Note Maturity Date will be extended to October 3, 2023. The outstanding principal of the 2022 Note, together with all accrued interest thereon, becomes due on June 21, 2023. The revolving commitment under the 2022 Note expires on 2022 Note Maturity Date. As of December 31, 2022, we had $2 million in principal amount outstanding and $18 million of available borrowings under the 2022 Note.

7.	COMMITMENTS AND CONTINGENCIES

Legal Matters

On April 30, 2020, the Company’s wholly owned subsidiary, Hudspeth, filed suit against Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies (“Cordax”). The suit, Hudspeth and Wolfbone Investments, LLC v. Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies, was filed in the 189th Judicial District Court of Harris County, Texas. The suit seeks the recovery of approximately $1.4 million in costs incurred as a result of a tool failure during drilling activities on the University Founders A25 #2 well that is located in the Orogrande Field. Working interest owner Wolfbone is a co-plaintiff in that action. After the suit was filed, Cordax filed a mineral lien in the amount of $104,500 against the Orogrande Field and has sued the operator and counterclaimed against Hudspeth for breach of contract, seeking the same amount as the lien. Meta, as the Company’s parent at the time, determined to add the manufacturer of one of the tool components that it contends was one of the causes of the tool failure. It was later disclosed that Cordax is the subsidiary of a Canadian parent company, who has also been added to the case. Cordax’s current Chairman of the Board filed a special appearance after being served with a citation, alleging that he was a Canadian citizen with no meaningful ties to Texas. After discovery was conducted on this issue, a nonsuit without prejudice for this defendant was filed, dismissing him from the case. The remaining parties attended mediation on June 15, 2022, that was unsuccessful in resolving the case. Discovery is ongoing. The Company has presented several of its witnesses for deposition and is preparing to depose Cordax’s key fact witnesses. The case is set for trial in October 2023.

On March 18, 2021, Cordax filed a lawsuit in Hudspeth County, Texas seeking to foreclose its mineral lien against the Orogrande Field in the amount of $104,500.01 and recover related attorney’s fees. The foreclosure action, Datalog LWT Inc. d/b/a Cordax Evaluation Technologies v. Torchlight Energy Resources, Inc., was filed in the 205th Judicial District Court of Hudspeth County, Texas. The Company is contesting the lien in good faith and filed a Plea in Abatement on May 10, 2021, seeking a stay in the Hudspeth County lien foreclosure case pending final disposition of the related case currently pending in Harris County, Texas. The Company is required to indemnify Meta in connection with this matter pursuant to the terms of the Distribution Agreement with Meta.

On January 14, 2022, a shareholder derivative action was filed in the U.S. District Court for the Eastern District of New York captioned Hines v. Palikaras, et al., No. 1:22-cv-00248. The complaint names as defendants certain of Meta’s current officers and directors, certain former Torchlight officers and directors, and Meta (as nominal defendant). The complaint, purportedly brought on behalf of Meta, asserts claims under Section 14(a) of the Exchange Act, contribution claims under Sections 10(b) and 21D of the Exchange Act, and various state law claims such as breach of fiduciary duties and unjust enrichment. The complaint seeks, among other things, unspecified compensatory damages in favor of Meta, certain corporate governance related actions, and an award of costs and expenses to the derivative plaintiff, including attorneys’ fees. On March 9, 2022, the Court entered a stipulated order staying this action until there is a ruling on a motion to dismiss in the Securities Class Action.

Environmental Matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of December 31, 2022, and December 31, 2021, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

8.	STOCKHOLDERS’ EQUITY

Next Bridge Hydrocarbons, Inc. has preferred and common stock both at a par value of $0.0001. As of December 31, 2022, the Company has issued 165,472,241 shares of common stock and -0- shares of preferred stock.

9.	INCOME TAXES

The Company recorded no income tax provision at December 31, 2022, and December 31, 2021, because of losses incurred.

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the successor period and for the predecessor period, because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the year ended December 31, 2021.

The Company had a net deferred tax asset related to federal net operating loss carryforwards of $25,935,753, $65,730,932 and $59,481,861 at December 31, 2022, December 14, 2022 and December 31, 2021, respectively. The federal net operating loss carryforward will begin to expire in 2034. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

10.	NOTES PAYABLE, RELATED PARTIES

In 2021, the Company entered into a note payable with Meta its former parent to borrow up to $15 million. On October 1, 2021, the Company issued the 2021 Note, which bears interest at 8% per annum, computed on the basis of a 360-day year, and matures March 31, 2023 (the “2021 Note Maturity Date”); provided, however, if the Company raises $30 million or more in capital through debt or equity or a combination thereof by the 2021 Note Maturity Date, the 2021 Note Maturity Date will be extended to September 30, 2023, and the outstanding principal of the 2021 Note will amortize in six equal, monthly installments. If an event of default has occurred and is continuing, interest on the 2021 Note may accrue at the default rate of 12% per annum. The outstanding principal of the 2021 Note, together with all accrued interest thereon, becomes due on the 2021 Note Maturity Date. The 2021 Note includes a restrictive covenant that, subject to certain exceptions and qualifications, restricts the Company’s ability to merge or consolidate with another person or entity, or sell or transfer all or substantially all of its assets, unless the Company is the surviving entity or the successor entity assumes all of obligations under the 2021 Note. The 2021 Note is collateralized by certain shares of common stock in Meta held by one of its stockholders, Mr. McCabe, and by a lien on a 25% interest in the Orogrande Project owned by Wolfbone, an affiliate of Mr. McCabe.

The balance on the 2021 Note as of December 31, 2022 and December 31, 2021 is $20 million and $12.5 million, respectively. The Company incurred interest of $208,889 for the year ended December 31, 2021 and an additional $74,210 for the successor period and $1,289,328 for the predecessor period.

Under the terms of the Arrangement Agreement that governed the merger transaction between Torchlight and Meta in June 2021 the oil and natural gas assets were to be sold or spun out from Meta and the costs of any sale or spin-off incurred by Meta were to be borne the then-existing shareholders of Torchlight. The amount of the reimbursement payable to Meta in connection with the Spin-Off is $2,573,724 which is to be added to the principal amount of the 2022 Note payable.

On September 2, 2022, the Company entered into a loan agreement with Meta, as lender (the “Loan Agreement”) that would govern prior loan amounts advanced to the Company from Meta. As of August 11, 2022, and August 29, 2022, the Company borrowed an additional $1.2 million and $1.46 million, respectively, representing the remaining amount available for borrowing under the Loan Agreement and resulting in a total of $5 million principal amount outstanding related to the Loan Agreement, the proceeds of which were used for working capital and general corporate purposes. The term loans under the Loan Agreement bear interest at a per annum rate equal to 8% and mature on March 31, 2023 (the “Maturity Date”); provided, however, if the Company raises $30 million or more in capital through debt or equity, or a combination thereof by the Maturity Date, the Maturity Date will be extended to October 3, 2023 and the term loan would be amortized in six equal monthly installments. The Loan Agreement includes customary representations and covenants that, subject to exceptions and qualifications, restrict our ability to do certain things, such as: engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; incur additional indebtedness; incur liens; make loans and investments; declare dividends or redeem or repurchase equity interests; and enter into certain restrictive agreements. In addition, the Loan Agreement contains customary events of default, mandatory prepayment events and affirmative covenants, including, without limitation, covenants regarding the payment of taxes and other obligations, maintenance of insurance, maintenance of our material properties, reporting requirements, compliance with applicable laws and regulations, and formation or acquisition of new subsidiaries.

On December 21, 2022, the Company entered into that certain Agreement and Plan of Merger (the “Merger Agreement”) with Hudspeth, Wolfbone, MPC and Mr. McCabe, pursuant to which in a series of transactions the oil and natural gas leases, the lands covered by such leases, pooling and communitization agreements, rights-of-way, the surface estate of the lands and all wells located in Orogrande Project will be transferred, conveyed and assigned to Hudspeth (or its designated assignee) in consideration of (1) treating the Orogrande Obligations (as defined in the Merger Agreement) as having been irrevocably satisfied and discharged in full with respect to MPC and (2) an issuance of 56,297,638 shares of Company common stock to Mr. McCabe (such series of transactions collectively, the “Merger”).

The Merger is to be completed in accordance with the Texas Business Organizations Code, whereby (a) the Company will form NBH MergeCo, LLC with the State of Texas (“MergeCo”) in order to cause Hudspeth to assign all of its rights under the Merger Agreement to MergeCo and MergeCo will assume Hudspeth’s obligations under the Merger Agreement, (b) Hudspeth (or MergeCo, as its assignee), Wolfbone and MPC shall merge with each of Wolfbone and MPC as surviving entities, and (c) Wolfbone shall become a direct and wholly-owned subsidiary of the Company. The closing of the transactions contemplated by the Merger Agreement are subject to the satisfaction of certain customary closing conditions, including filing and acceptance of the certificate of merger by the Secretary of State of the State of Texas.

In connection with the Merger, on December 22, 2022, the Company entered into the 2022 Note in the principal amount of up to $20 million in favor of Mr. McCabe. The Company is entitled to request advances under the 2022 Note in a minimum principal amount of $100,000 each. Mr. McCabe is the largest shareholder of the Company’s common stock. As of December 31, 2022 the Company had drawn $2 million on the 2022 Note.

11.	ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligations liability through December 31, 2022:

Predecessor
Asset retirement obligations - December 31, 2021	$21,937
Accretion expense	—
Asset retirement obligations - December 14, 2022	$21,937

Successor
Estimated liabilities recorded	$245,774
Accretion expense	1,092
Asset retirement obligations - December 31, 2022	$246,866

12.	SUBSEQUENT EVENTS

We met our drilling obligations under the DDU Agreement to drill five new wells in the Orogrande Project in advance of the March 31, 2023 deadline under University Lands lease requirement. The data collected from these five wells, in addition to the five wells drilled in 2021, confirmed that there are at least five potential distinct reservoirs under our acreage. Also, our operations team deployed a new mist drilling solution which increased hole stability, which we believe will result in meaningful cost savings for additional wells drilled in the Orogrande Project. While these wells may have potential to produce hydrocarbons to sell commercially in the future, we have no immediate plans to deploy the additional capital necessary to sell production from these wells to third parties. Instead, we plan to use the results from these wells to determine our drilling plans for future wells, including reservoir locations, target depths and designated acreage, in the Orogrande Project.

On March 31, 2023, we entered into an amendment to the 2021 Note and an amendment to Loan Agreement in order to extend each of the 2021 Maturity Date and the Maturity Date respectively from March 31, 2023 to October 3, 2023. Such amendments also removed the provisions allowing for extensions of the 2021 Maturity Date and the Maturity Date in the event the Company raised $30 million or more in capital through debt or equity or a combination thereof by March 31, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXT BRIDGE HYDROCARBONS, INC.

Date: March 31, 2023	By:	/s/ Clifton DuBose, Jr.
Clifton DuBose, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clifton DuBose, Jr.	Chairman and Chief
Clifton DuBose, Jr.	Executive Officer	March 31, 2023

/s/ Joseph DeWoody
Joseph DeWoody	President, Director	March 31, 2023

/s/ Lucas T. Hawkins
Lucas T. Hawkins	Chief Financial Officer	March 31, 2023

/s/ Robert L. Cook
Robert L. Cook	Director	March 31, 2023

/s/ Mia Pitts
Mia Pitts	Director	March 31, 2023

/s/ Kristin Whitley
Kristin Whitley	Director	March 31, 2023