Form 10-K/A
period 2022-12-31
Next Bridge Hydrocarbons, Inc.
filed 2023-05-01
CIK 1936756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to (§240.10D-1(b)). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

Class	Outstanding at March 24, 2023
Common stock, par value $0.0001 per share	165,472,241

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K (this “Form 10-K/A”) amends  the Annual Report on Form 10-K of Next Bridge Hydrocarbons, Inc. (the “Company,” “we,” “our,” or “us”) for the year ended December 31, 2022, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023 (the “Original Filing”).

Items Amended in this Filing

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, in its entirety; however, this Form 10-K/A amends and restates the Original Filing to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2022. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15(a)(3) of Part IV of the Original Filing is being amended and restated solely to include as exhibits the certifications of our principal executive officer and principal financial officer required by Rule 13a-14(a) under the Exchange Act.

Except as set forth in this Form 10-K/A, no other changes have been made to the Original Filing. This Form 10-K/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

References to our website throughout this Form 10-K/A are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Amendment.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this 10-K/A includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are identified by their use of terms such as “can,” “could,” “continuing,” “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “ongoing,” “plan,” “predict,” “potential,” “project,” “should,” “seeks,” “believe,” “likely to” and similar words, phrases or expressions. All statements, other than statements of historical facts, included in this report, are forward-looking statements, including statements mentioned under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding:

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2022

Lakewood, CO

March 29, 2023

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table and biographical descriptions provide information regarding our directors and executive officers as of the date of this 10-K/A.

Name	Age	Position
Clifton DuBose, Jr	41	Chief Executive Officer, Chairman of the Board of Directors
Joseph DeWoody	41	President, Director
Lucas T. Hawkins	37	Chief Financial Officer
Delvina Oelkers	36	Chief Operating Officer
Robert Lance Cook	66	Director
Mia Pitts	39	Director
Kristin Whitley	39	Director

Executive Officers

Clifton DuBose, Jr.: Chief Executive Officer, Chairman of the Board of Directors
Biographical information regarding Mr. DuBose is included below under “Directors.”

Joseph DeWoody: President, Director
Biographical information regarding Mr. DeWoody is included below under “Directors.”

Lucas T. Hawkins: Chief Financial Officer
Lucas T. Hawkins is the Co-Founder and has served as Chief Financial Officer of Mammoth Exploration LLC, a private equity backed upstream oil and gas company, since June 2016. Since July 2013, Mr. Hawkins has served as VP—Business Development of Hawkins Exploration, Inc. (“HEI”). HEI is an independently owned oil and gas exploration company focused on the Permian Basin. Mr. Hawkins led, managed and executed numerous acquisitions and subsequent development of oil and gas properties across the Permian Basin. From 2010 to 2011, Mr. Hawkins served as an Associate with The Sterling Group, a middle market private equity group focusing on industrial, manufacturing and distribution businesses. From 2011 to 2013 Mr. Hawkins served as an Associate with Natural Gas Partners, an energy private equity firm. Mr. Hawkins has a background in energy investment banking and private equity and earned his BBA in Finance and Business Honors from the University of Texas at Austin.

Delvina Oelkers: Chief Operating Officer
Delvina Oelkers served as Asset Manager from March 2016 to March 2019 at Eclipse Resources and as Completions Manager from March 2019 to November 2020 at Montage Resources, in each position where she managed engineering teams, achieving cost and efficiency improvements while implementing innovative technology for substantial reserve recovery. She led her operations team through several successful M&A transactions. Ms. Oelkers designed completions for the Eclipse and Montage Resources Super Lateral Program, including the design and execution of the first world-record-setting “Purple Hayes 1H” Well. As an Asset Manager at Eclipse Resources, Ms. Oelkers was responsible for leading the multidisciplinary team to prove-up the asset. By utilizing innovative technologies in design, the first exploratory well produced 35% higher than type curve.

Directors

Our board of directors currently consists of 5 directors. Set forth below is a brief biographical description of each of our directors. The primary experience, qualifications, attributes and skills of each of our directors that led to the conclusion of the board of directors that such person should serve as a member of the board of directors are also set forth below.

Clifton DuBose, Jr.: Chief Executive Officer, Chairman of the Board of Directors
Clifton DuBose, Jr. has successfully acquired, managed, and/or sold thousands of royalty acres and non-operated working interests in the Permian Basin. Since May 2018, Mr. DuBose has served as co-founder and member of Valor Mineral Management LLC (“Valor”). Valor is a mineral and working interest management firm which uses a proprietary software platform it has developed, known as “mineral.tech.” Since August 2016, Mr. DuBose has also served as President of Imperial Royalty Management I, LLC, which is the general partner of a company that owns certain mineral interests, and since August 2016 as the managing member of Korban Resources LLC, a company which invests in oil and gas interests. Mr. DuBose is also an attorney, licensed to practice law in the State of Texas. He earned his law degree from Georgetown Law, in Washington D.C.in 2009 and a BS in Agribusiness from Abilene Christian University in 2004.

Joseph DeWoody: President, Director

Joseph DeWoody has served as the founder and partner of several successful minerals-rights companies, including Clear Fork Royalty, since April 2010, and Valor since May 2018. Mr. DeWoody implemented strategic initiatives at Valor, managing 80,000 oil and gas interests in over 2,000,000 gross acres across 32 States, with strong revenue growth since inception developing full P&L, strategy, and business operations. He also developed Valor’s proprietary mineral and working interest management software, known as “mineral.tech.” Mr. DeWoody has also structured and participated in multiple complex transactions in both operated and non-operated assets. He has managed reporting to partners, including quarterly compilations, annual audit, and contractual calculations and payments. Mr. DeWoody was the 2021 D CEO Energy Services and Technology Executive of the Year and is a life member of American Mensa. He received his BBA and MBA from Baylor University, where he played football. He was appointed to the Texas Board of Professional Geoscientists, and he serves as director of the National Association of Royalty Owners—Texas. He was named one of Oil and Gas Investor Magazine’s “Top 20 Under 40” and was featured in the Dallas Business Journal’s “Who’s Who in Energy.”

Robert Lance Cook: Director
Robert Lance Cook, age 66, spent 36 years at Shell Oil with final positions of Vice President of Wells Technology and Chief Scientist. Mr. Cook has extensive experience in Deepwater, Arctic, and Unconventional Research & Development and Operations. Mr. Cook is the founder and CEO of Enventure Global Technology, a joint venture between Shell and Halliburton. Mr. Cook has served as the COO of Sirius Well Manufacturing, a joint venture between Shell and CNPC and is a technologist with an extensive patent portfolio. Since retiring from Shell in 2016, Mr. Cook has served as Vice President of Production Operations for WellsX Inc. from 2017 to 2020 and in 2020, he founded and continues to serves as president and chief technology officer of Sage Geosystems Inc.

Mia Pitts: Director

Mia Pitts, age 39, is currently serving as Chief Privacy Officer, US & Canada at Marsh McLennan Companies (“Marsh”) after serving as Senior Counsel, Privacy and Digital at Marsh from February 2018 until March 2023. Ms. Pitts previously was a litigator and regulatory compliance lawyer at Freshfields Bruckhaus Deringer (March 2010- March 2016), one of the world’s largest and oldest law firms. Ms. Pitts has represented corporate and individual clients in internal, regulatory, civil, and criminal investigations before the U.S. Security and Exchange Commission, Department of Justice, and state attorney generals as well as in shareholder securities litigation, class action litigations, and other private civil allegations and suits. She has also represented independent corporate oversight authorities appointed by the federal government, including the DOJ-appointed monitor of a global financial institution and the federal court-appointed receiver of a multi-national firm in an SEC securities fraud matter. Ms. Pitts graduated from Georgetown University Law Center and Barnard College of Columbia University.

Kristin Whitley: Director
Kristin Whitley, CPA, age 39, began her career in June 2006 as a public accounting with Whitley Penn where she worked for 10 years. While at Whitley Penn she served a variety of clients within the energy and mining industries. In August 2016, Mrs. Whitley joined Vista Minerals, a leading in-basin regional provider of sand to industrial, oil and gas companies, in the role of Chief Accounting Officer and less than a year later was named Chief Financial Officer. While at Vista Minerals, Mrs. Whitley has managed the finance and accounting, human resources, and information technology functions, participating in numerous capital raises, strategic initiatives, contract negotiations, and risk management exercises. Mrs. Whitley is a Certified Public Accountant in the State of Texas. She graduated from The University of Texas at Austin with her BBA and from Texas Christian University’s Neeley School of Business with her MBA. In 2019, Mrs. Whitley was named one of Oil and Gas Investor’s Forty Under 40 in Energy.

Code of Ethics and Business Conduct

Our Board of Directors has adopted a Code of Ethics and Business Conduct that governs our directors, officers, and employees. Copies of our Code of Ethics and Business Conduct can be found on our website at nextbridgehydrocarbons.com/investors. We will post to our website any amendments and waivers to the Code of Ethics and Business Conduct that are required to be disclosed by the rules of the SEC.

Audit Committee

We have a standing Audit Committee that consists of three directors—Kristin Whitley, as the chairperson, Mia Pitts and Robert L. Cook, each of whom meet the independence requirements set forth in Rule 10A-3 under the Exchange Act and our Audit Committee Charter. Each member of the Audit Committee is financially literate, and Ms. Whitley has accounting and related financial management expertise and satisfies the criteria to be an “audit committee financial expert” under the rules and regulations of the SEC, as those qualifications are interpreted by our Board in its business judgment.

Item 11.	Executive Compensation

We have designed our compensation plans and programs to be offered to our senior management team so as to attract, retain and motivate highly talented individuals for our management team, align the interests of management with the interests of our stockholders and incentivize behaviors that we believe are necessary to enable us to succeed while upholding our values in a highly competitive marketplace. All decisions with respect to management compensation are made by the Compensation Committee.

Summary Compensation Table – Fiscal 2021-2022

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined under the Securities Act of 1933, as amended, which require compensation disclosure for our principal executive officer and the two most highly compensated executive officers (other than the principal executive officer) who were employed by us as of December 31, 2022. In certain circumstances, the compensation of former executive officers may also need to be disclosed. The table below sets forth the annual compensation for services rendered during 2021 and 2022 by these executive officers (also referred to as our “named executive officers” or “NEOs”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (1) ($)	Total ($)
Clifton DuBose, Jr.	2022	400,000	-	-	-	-	-	36,000	436,000
Chief Executive Officer	2021	126,667	-	-	-	-	-	11,300	137,967
Delvina Oelkers	2022	384,996	-	-	-	-	-	36,000	420,996
Chief Operating Officer	2021	121,915	-	-	-	-	-	11,300	133,215
Joseph DeWoody	2022	208,125	-	-	-	-	-	36,000	244,125
President	2021	63,333	-	-	-	-	-	11,300	74,633

(1)	This amount includes insurance reimbursements for health insurance paid to the NEO.

Incentive Compensation Awards

Our executive officers have not historically been paid bonuses or received equity awards, and our Board and Compensation Committee has not yet established a formal compensation policy for the determination of such awards. If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our executive officers: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) the value of our common stock. The Board and Compensation Committee has not adopted specific performance goals and target bonus amounts for any of our fiscal years, but may do so in the future.

Employment Agreements

We have employment agreements with each of our NEOs that became effective on December 14, 2022 (the closing date of the Spin-Off). These agreements do not have a specified term and provide for the executive to receive an annual base salary as follows: Mr. DuBose – $400,000; Ms. Oelkers - $385,000; Mr. DeWoody - $395,000. Each NEO is also eligible for an annual discretionary bonus as determined by the Compensation Committee, with a target bonus of not less than 50% of the executive’s base salary, and to participate in our benefit plans made available to employees generally. If the executive’s employment with the Company is terminated by the Company without “cause” or by the executive for “good reason” (as defined in the agreement), the executive will receive severance of 12 months base salary, payable in installments over a 12-month period, a pro-rated amount of the executive’s target bonus for the year of termination, payment of the executive’s COBRA premiums for 12 months, and 12 months’ accelerated vesting of the executive’s then-outstanding and unvested equity awards granted by the Company; however the cash severance and pro-rated target bonus will be payable only if such termination occurs more than 12 months after the Spin-Off. However, if such a termination of the executive’s employment occurs in connection with or within 12 months following a change in control of the Company, the executive’s cash severance will equal 18 months of base salary (paid in a lump sum together with the pro-rated target bonus), the executive will be entitled to payment of COBRA premiums for 18 months, and the executive’s then-outstanding equity awards granted by the Company will be fully vested. In each case, the executive’s right to receive these severance benefits is subject to the executive’s providing a release of claims to the Company and continued compliance with confidentiality, non-competition, non-solicitation and other covenants in favor of the Company set forth in the employment agreement.

Performance-Based Options.

In March 2023, we granted each of the NEOs a performance-based stock option under our 2022 Equity Incentive Plan (the “2022 Plan”) with respect to the following number of shares: for Mr. DuBose and Ms. Oelkers, 4,964,167 shares (which represented three percent of our then-outstanding shares; and for Mr. DeWoody, 1,654,722 shares (which represented one percent of our then-outstanding shares). The exercise price of each of these options is $1.2056 per share (which was based on an implied fair market value of $199,500,000 for the Company’s working interest in the Orogrande Project). In setting the exercise price of the options at this level, we intended to create an additional incentive for the executives to increase the value of the Company’s working interest above that threshold value of $199,500,000. If the Company increases its working interest in the Orogrande Project while the option is outstanding (and subject to compliance with applicable tax laws), the exercise price will increase proportionally based on an implied fair market value of $300,000,000 if the Company’s working interest were to increase to 100%, provided that if we issue shares of our common stock in consideration for our purchase of an additional working interest in the Orogrande Project and such purchase does not significantly affect the per-share value of our common stock, the exercise price will not be adjusted in connection with such purchase. If the executive’s interest represented by the option is diluted by an increase in the Company’s working interest, the executive may be entitled to an additional option grant to restore their grant to the percentage of our outstanding shares for that executive noted above. Each of these options has a maximum term of 10 years, and the vesting of the option is generally contingent on the optionee’s continued employment or service through the first anniversary of the effective date of the optionee’s employment agreement (or, if there is no such agreement, the first anniversary of the grant date) or such longer period as provided in the option agreement.

Outstanding Equity Awards at 2022 Fiscal Year-End

As of December 31, 2022, our NEOs did not hold any outstanding equity awards with respect to our equity securities.

Equity Incentive Plan

We maintain the 2022 Plan to attract, motivate, retain and reward selected employees and other service-providers of the Company and its subsidiaries. Meta, as the sole stockholder of the Company at the time the 2022 Plan was adopted, approved the 2022 Plan. The 2022 Plan is administered by the Compensation Committee, which has authority to interpret the plan provisions and make all required determinations under the plan. This authority includes, subject to the provisions of the 2022 Plan, selecting participants and determining the types of awards they are to receive, determining the number of shares that are to be subject to awards and the terms and conditions of awards, including the price (if any) to be paid for the shares or the award, accelerating or extending the vesting or exercisability or extending the term of any or all outstanding awards, making certain adjustments to an outstanding award and authorizing the conversion, succession or substitution of an award, determining the manner in which the purchase price of an award or the Company’s common shares may be paid, making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provisions to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the plan may be stock options, stock appreciation rights, restricted stock or stock units, or other awards denominated in or with reference to the Company’s common stock, and are generally only transferable to a beneficiary of a participant upon death or, in certain cases, to family members for tax or estate planning purposes.

Under the terms of the 2022 Plan, a change in control of the Company does not automatically trigger vesting of the awards then outstanding under the plan. If there is a change in control, each participant’s outstanding awards granted under the plan will generally be assumed by the successor company, unless the Compensation Committee provides that the award will not be assumed and will become fully vested and, in the case of options, exercisable. Any options that become vested in connection with a change in control will generally terminate to the extent they are not exercised prior to the change in control. As described above under “Employment Agreements,” certain equity awards granted to the NEOs are subject to accelerated vesting under their employment agreements in the event of a termination of employment under certain circumstances.

Director Compensation

We did not pay any compensation or grant any equity or other incentive awards to any of directors who are not employed by us or any of our subsidiaries (“non-employee directors”) during the fiscal year ended December 31, 2022, nor did any of our non-employee directors receive any such compensation or awards from Meta or any of our other affiliates for their services during such fiscal year. None of our non-employee directors held any outstanding equity awards granted by us as of December 31, 2022. The compensation for Mr. DuBose and Mr. De Woody, who are each employed by us, for fiscal 2022 is reported in the Summary Compensation Table above, and they did not receive any compensation for their service on the Board.

We are currently in the process of developing a compensation policy for our directors who are not employed by us or any of our subsidiaries (“non-employee directors”). In March 2023, the Board approved the grant of an option to purchase 412,500 shares of our common stock to each of Ms. Whitley, Ms. Pitts and Mr. Cook. The exercise price and vesting and other terms of these options are substantially the same as the options granted to our NEOs in March 2023 described above under “Performance-Based Options.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock as of March 24, 2023 by (i) each beneficial owner of more than five percent (5%) of the outstanding shares of our common stock, (ii) each current director, (iii) each named executive officer and (iv) all current directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to community property laws, where applicable. Percentage ownership is based on 165,472,721 shares of our common stock outstanding as of March 24, 2023.

Except as otherwise noted in the footnotes below, each person or entity identified below has sole voting and investment power with respect to such securities.

Name	Shares of Common Stock	Percentage of Voting Common Stock
5% or More Stockholders Gregory McCabe 6015 Green Hill Ct. Midland, TX 79707	12,826,492	7.75%
Directors and Executive Officers
Robert L. Cook	101,000	*
Clifton DuBose Jr.	—
Joseph DeWoody	—
Lucas T. Hawkins	—
Delvina Oelkers	—
Mia Pitts	—
Kristin Whitley	—
All current directors and executive officers as a group (9 persons)	101,000	*	%

*	Represents less than 1%.

Equity Compensation Plan Information

The 2022 Plan is our only equity compensation plan. The following table provides aggregate information as of the end of the 2022 fiscal year with respect to the 2022 Plan:

			Number of Securities
			Remaining Available for
			Future Issuance Under Equity
	Number of Securities to be	Weighted-Average	Compensation Plans
	Issued Upon Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options	Outstanding Options	Reflected in Column(a))
Equity compensation plans approved by security holders	-	-	50,000,000
Total	-	-	50,000,000

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

The Board has adopted a written policy regarding the approval of related party transactions. At regularly scheduled Audit Committee meetings, management will recommend any related party transactions that are contemplated, and such transactions will require the Audit Committee’s approval. Generally, a “related party” is each of our executive officers, directors, nominees for director, any stockholder owning greater than five percent of our outstanding shares, including any immediate family member of each of the foregoing, and any entity owned or controlled by any of the foregoing. Transactions that are available to all of our employees generally or totaling less than $5,000 when aggregated with all similar transactions are excluded from the policy.

With respect to the standards applied by the Audit Committee when deciding whether to approve a related party transaction, the Audit Committee shall approve or ratify the transaction if it is on terms believed to be comparable to those that could be obtained in arm’s length dealings with an unrelated third party. We believe that the transactions and agreements discussed below (including renewals of any existing agreements) between us and related third parties are at least as favorable to us as could have been obtained from unrelated parties at the time they were entered into.

Certain Relationships and Related Party Transactions

Transactions with Stockholder Gregory McCabe

Acquisitions of Working Interests

In connection with the terms of the Purchase Agreement among Hudspeth, MPC and McCabe and pursuant to the Participation Agreement, Mr. McCabe has, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement among Hudspeth, MPC and Mr. McCabe. Mr. McCabe also holds a 4.5% overriding royalty interest in the Orogrande acreage.

Pursuant to the Settlement Agreement with Founders Oil & Gas Operating, LLC, whereby Hudspeth and Wolfbone obtained a collective 50% working interest in the oil and gas leases of the Orogrande Project, with each entity receiving 25% working interest.

Under that certain Farmout Agreement, by and among Hudspeth, Pandora Energy LP, Founders Oil & Gas, LLC, MPC and McCabe dated as of September 23, 2015, as amended, future well capital spending obligations remained the same 50% contribution from Hudspeth and 50% from Wolfbone until such time as the $40.5 million to be spent on the project. With such $40.5 MM threshold being met, Wolfbone will bear 25% of the costs of the wells being drilled in the Orogrande acreage going forward provided that Wolfbone elects to participate in drilling such wells.

Additionally, McCabe owns a controlling interest in Magdalena, an entity that holds a 4.5% overriding royalty interest in the Orogrande acreage. Magdalena’s overriding royalty interest in the Orogrande acreage, which was obtained prior to, and was not a part of any of the transactions with us or subsidiaries.

TEI previously acquired from MPC a 66.66% working interest in approximately 12,000 acres in the Midland Basin. As part of that transaction, MPC, TEI, and Imperial Exploration, LLC entered into Participation Agreement effective as of May 1, 2016. MPC and another unrelated working interest owner retained a back-in after payout working interest of 25% in that same acreage, and the interest will be triggered back to MPC upon the proceeds from production equal the costs of developing the project area.

On December 21, 2022, we entered into the Merger Agreement, pursuant to which in a series of transactions the Orogrande Properties (as defined in the Merger Agreement) owned by Wolfbone will be assigned to Hudspeth (or its designated assignee) in consideration of (1) treating the Orogrande Obligations (as defined in the Merger Agreement) as having been irrevocably satisfied and discharged in full with respect to MPC and (2) an issuance of 56,297,638 shares of our common stock to McCabe (such series of transactions collectively, the “Merger”). The Merger shall be completed in accordance with the Texas Business Organizations Code, whereby (a) we will form MergeCo in order to cause Hudspeth to assign all of its rights under the Merger Agreement to MergeCo and MergeCo will assume Hudspeth’s obligations under the Merger Agreement, (b) Hudspeth (or MergeCo, as its assignee), Wolfbone and MPC shall merge with each of Wolfbone and MPC as surviving entities, and (c) Wolfbone shall become our direct and wholly-owned subsidiary. Immediately following the Merger, McCabe will own, directly and indirectly through entities he owns or controls, approximately 31.2% of our common stock. Following consummation of the Merger, we expect to have 221,770,359 shares of our common stock issued and outstanding. The closing of the transactions contemplated by the Merger Agreement are subject to the satisfaction of certain customary closing conditions, including filing and acceptance of the certificate of merger by the Secretary of State of the State of Texas and our ability to obtain an industry- standard fairness opinion from an investment banking or evaluation firm.

Reimbursement Obligations

Pursuant to the Option Agreement, MHP is entitled to reimbursement for its cost of the development activity to the extent that the wells produced revenues beyond the date of the option’s lapse until the total amount of development expenses are reimbursed. As of December 31, 2022, there was an outstanding cost reimbursement balance in the amount of $3,779,826.76. Additionally, MPC holds a reversionary interest burdening our proportionate interest in the Hazel Project of 20% pursuant to the terms of the Option Agreement.

Indebtedness

The 2022 Note in favor of McCabe bears interest at 5% per annum, computed on the basis of a 365-day year, maturing June 21, 2023; provided, however, if we raise $30 million or more in capital through debt or equity or a combination thereof by March 31, 2023, the 2022 Note Maturity Date will be extended to October 3, 2023. As of December 31, 2022, $2 million was drawn under the 2022 Note.

Transactions with Meta

In December 2022, we spun-off from Meta pursuant to which we became an independent company (the “Spin-Off”). As a result of the Spin-Off, we operate independently of Meta, and neither of us have any ownership interest in the other. In order to govern the ongoing relationship between us and Meta, we and Meta entered into certain agreements, and under which we and Meta have agreed to indemnify each other against certain liabilities arising from our respective businesses. The following summarizes the material terms of these agreements.

Distribution Documents

Pursuant to an Assignment of Company Interests and Stock Power dated as of June 28, 2022 between Meta and us, Meta assigned and conveyed to us one hundred percent (100%) of the equity interest of each of Torchlight Energy, Inc., Torchlight Hazel, LLC and Hudspeth Oil Corporation, such that following such assignment and conveyance, each of such entities became our wholly-owned subsidiaries.

We previously entered into a Distribution Agreement with Meta. The Distribution Agreement set forth our agreements with Meta regarding the principal actions taken in connection with the Spin-Off. It also sets forth other agreements that govern aspects of our relationship with Meta following the Spin-Off.

Intercompany Arrangements. All agreements, arrangements, commitments and understandings, including most intercompany accounts payable or accounts receivable, between us, on the one hand, and Meta, on the other hand, terminated effective as of the Spin-Off, except specified agreements and arrangements that were intended to survive the Spin-Off.

The Distribution. The Distribution Agreement governs Meta’s and our respective rights and obligations regarding the Spin-Off, including certain reimbursement obligations in respect of expenses incurred by Meta on behalf of the Company as well as rights to indemnification of us and Meta from the other party concerning matters arising from the operation of oil and natural gas assets prior to the Spin-Off and/or matters arising in connection with the Spin-Off.

Settlement of Expenses. After consummation of the Spin-Off, we agreed to reimburse Meta for (i) advances made to us by Meta or expenses paid by Meta on our behalf, whether before or after the Spin-Off and (ii) costs related to the Spin-Off that were intended to be borne by us in an amount equal to $2,573,724 which is to be added to the principal amount of the 2022 Note payable. In addition, to the extent Meta signs or guaranties any credit applications with trade creditors on our behalf to allow us to meet our drilling obligations, any amounts drawn under such credit applications would be included in the settlement.

Exchange of Information. We and Meta have agreed to provide each other with information reasonably necessary to comply with reporting, disclosure, filing or other requirements of any national securities exchange or governmental authority, for use in judicial, regulatory, administrative and other proceedings and to satisfy audit, accounting, litigation and other similar requests. We and Meta also agreed to use reasonable best efforts to retain such information in accordance with our respective record retention policies as in effect on the date of the Distribution Agreement. Until the end of the first full fiscal year following the Spin-Off, each party has also agreed to use its reasonable best efforts to assist the other with its financial reporting and audit obligations.

Release of Claims. We and Meta each agreed to release the other and its affiliates, successors and assigns, and all persons that prior to the Spin-Off have been the other’s stockholders, directors, officers, members, agents and employees, and their respective heirs, executors, administrators, successors and assigns, from certain claims against any of them that arise out of or relate to events, circumstances or actions occurring or failing to occur or any conditions existing at or prior to the time of the Spin-Off other than certain claims against current and former directors and officers of Meta and its predecessor Torchlight.

Indemnification. We and Meta each agreed to indemnify the other and each of the other’s current, former and future directors, officers and employees, and each of the heirs, administrators, executors, successors and assigns of any of them, against certain liabilities incurred in connection with the Spin-Off and our and Meta’s respective businesses. The Distribution Agreement also specifies procedures regarding claims subject to indemnification, including our entitlement to indemnification with respect to legal proceedings.

The Tax Matters Agreement governs Meta’s and our respective rights, responsibilities and obligations with respect to taxes (including taxes arising in the ordinary course of business and taxes incurred as a result of the Spin-Off), tax attributes, tax returns, tax contests and certain other tax matters.

The Tax Matters Agreement allocates responsibility for the preparation and filing of certain tax returns (and the payment of taxes reflected thereon), including Meta’s consolidated federal income tax return, tax returns associated with both the Meta business and our business, and tax returns associated with either the Meta business or our business, and provides for certain reimbursements by the parties.

Under the Tax Matters Agreement, we are liable for taxes of Meta attributable to us or our subsidiaries or arising or resulting from the Spin-Off. We will bear liability for any transfer taxes incurred from the Spin-Off.

Each of Meta and the Company agree to indemnify each other against certain taxes allocated to such party under the Tax Matters Agreement, and related out-of-pocket costs and expenses.

Indebtedness

In 2021, we entered into a note payable with Meta to borrow up to $15 million. On October 1, 2021, the Company issued the 2021 Note, which bears interest at 8% per annum, computed on the basis of a 360-day year, matures on the 2021 Note Maturity Date, and the outstanding principal of the 2021 Note will amortize in six equal monthly installments. The 2021 Note is secured by a security interest in 1,515,000 shares of common stock of Meta beneficially owned by McCabe and by a lien on Wolfbone’s 25% working interest in the Orogrande Project. On March 31, 2023, we entered into an amendment to the 2021 Note (defined below) and an amendment to Loan Agreement (defined below) in order to extend each of the 2021 Maturity Date (defined below) and the Maturity Date (defined below) respectively from March 31, 2023 to October 3, 2023. Such amendments also removed the provisions allowing for extensions of the 2021 Maturity Date and the Maturity Date in the event the Company raised $30 million or more in capital through debt or equity or a combination thereof by March 31, 2023.

We entered into the Loan Agreement with Meta as the lender which governs the unsecured term loans previously advanced to us on April 14, 2022, May 4, 2022, May 12, 2022, May 26, 2022, June 1, 2022, June 13, 2022, June 28, 2022, August 11, 2022 and August 29, 2022, for an aggregate principal balance outstanding of $5 million, each bearing interest at 8% per annum. The loans are due and payable on the Maturity Date. The amount outstanding is amortized in six equal monthly installments.

Director Independence

We have elected to maintain a majority of independent directors on our Board. No Board member qualifies as independent unless the Board affirmatively determines that the director has no material relationship with us (either directly, or as a partner, stockholder or officer of an organization that has a relationship with us). In evaluating each director's independence, the Board considers all relevant facts and circumstances, relationships and transactions between each director, his or her family members or any business, charity or other entity in which the director has an interest, on the one hand, and us, our affiliates, or our executives, on the other. As a result of this review, the Board affirmatively determined that each of Mr. Cook and Mses. Pitts and Whitley is independent under the applicable rules of the SEC. Messrs. DuBose and DeWoody are not independent due to their employment with the Company. The Board evaluates independence on an on-going basis.

Item 14.	Principal Accountant Fees and Services

The fees billed to us for the year ended December 31, 2022 by our independent registered public accounting firm, BF Borgers, CPA, are set forth below:

	For the Year Ended December 31, 2022
	Successor Period: December 15, 2022 through December 31, 2022	Predecessor Period: January 1, 2022 through December 14, 2022	Combined
Audit Fees(1)	$110,000	—	$110,000
Audit Related Fees(2)	—	$178,750	$178,750
Tax Fees(3)	—	—	—
All Other Fees(4)	$18,092	$51,534	$69,626
Total Fees	$128,092	$230,284	$358,376

(1)	Audit fees represents the aggregate fees billed to us by BF Borgers, CPA for professional services rendered for the audit of our financial statements for the year ended December 31, 2022.

(2)	Audit-related fees represent fees billed for services rendered during the fiscal year for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.
(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All other fees consist of fees billed for all other services including with respect to the Spin-Off.

Pre-Approval of Audit and Non-Audit Services

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit related services, tax services and other services. Pre-approval is detailed as to the particular service or category of service and is subject to a specific engagement authorization. The Audit Committee requires the independent registered public accounting firm and management to report on the actual fees charged for each category of service at Audit Committee meetings throughout the year.

During the year, circumstances may arise when it becomes necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval authority from the chairman of the Audit Committee, who must report on such approvals at the next scheduled Audit Committee meeting. All 2022 audit and non-audit services provided by the independent registered public accounting firm were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	Financial Statements—See the Index to Consolidated Financial Statements, together with the report thereon of BF Borgers, CPA dated March 29, 2023 under Part II, Item 8 “Consolidated Financial Statements and Supplementary Data”.

(2)	All financial statement schedules are omitted because they are not applicable, or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

(3)	Exhibits.

Exhibit Number	Exhibit Description
2.1	Distribution Agreement between Meta Materials Inc. and Next Bridge Hydrocarbons, Inc., dated December 2, 2022 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

2.2	Agreement and Plan of Merger among Next Bridge Hydrocarbons, Inc., Hudspeth Operating, LLC, Wolfbone Investments, LLC, McCabe Petroleum Corporation, and Gregory McCabe, dated December 21, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed December 27, 2022).

3.1	First Amended and Restated Articles of Incorporation of Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

3.2	Amended and Restated By-laws of Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.1	Assignment Agreement between Meta Materials Inc. and Next Bridge Hydrocarbons, Inc., dated June 28, 2022 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.2	Tax Matters Agreement between Meta Materials Inc. and Next Bridge Hydrocarbons, Inc., date December 2, 2022 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.3+	Executive Employment Agreement of Chief Executive Officer (incorporated by reference to Exhibit 10.3+ to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.4+	Executive Employment Agreement of President, dated October 21, 2022 (incorporated by reference to Exhibit 10.4+ to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.5+	Executive Employment Agreement of Chief Financial Officer, dated October 21, 2022 (incorporated by reference to Exhibit 10.5+ to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.6+	Executive Employment Agreement of Chief Operating Officer, dated October 21, 2022 (incorporated by reference to Exhibit 10.6+ to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.7+	2022 Equity Incentive Plan of Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 10.7+ to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.8	Purchase & Settlement Agreement, dated August 6, 2018, between Torchlight Energy Resources, Inc., Hudspeth Oil Corporation, Founders Oil & Gas, LLC, Founders Oil & Gas Operating, LLC, Wolfbone Investments, LLC and McCabe Petroleum Corporation (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).†

10.9	Purchase Agreement dated April 4, 2016, by and among McCabe Petroleum Corporation, Torchlight Energy Resources, Inc. and Torchlight Energy, Inc. (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.10	Option Agreement, by and among Torchlight Energy, Inc., Torchlight Hazel, LLC, Masterson Hazel Partners, LP and McCabe Petroleum Corporation, dated August 13, 2020 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

Exhibit Number	Exhibit Description
10.11	First Amendment to Option Agreement, by and among Torchlight Energy, Inc., Torchlight Hazel, LLC, Masterson Hazel Partners, LP and McCabe Petroleum Corporation, dated September 18, 2020 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.12	Second Amendment to Option Agreement, by and among Torchlight Energy, Inc., Torchlight Hazel, LLC, Masterson Hazel Partners, LP and McCabe Petroleum Corporation, dated April 15, 2021 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.13	Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Meta Materials, Inc., as holder, dated October 1, 2021 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.14	First Amendment to Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Meta Materials, Inc., as holder, dated September 2, 2022 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022).

10.15	Loan Agreement between Meta Materials, Inc. and Next Bridge Hydrocarbons, Inc., dated September 2, 2022 (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.16	Participation Agreement by and between McCabe Petroleum Corporation, Gregory McCabe and Hudspeth Oil Corporation, dated September 23, 2014 (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.17	Amendment to Participation Agreement, by and between McCabe Petroleum Corporation, Gregory McCabe and Hudspeth Oil Corporation, dated January 5, 2015 (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.18	Second Amendment to Participation Agreement, by and between McCabe Petroleum Corporation, Gregory McCabe and Hudspeth Oil Corporation, dated December 31, 2015 (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.19	Form of Conversion Agreement, dated March 9, 2020, by and between Torchlight Energy Resources, Inc., Hudspeth Oil Corporation and each of the previous holders of 16% Series C Unsecured Convertible Promissory Notes (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.20	Amendment to Tax Matters Agreement, between Next Bridge Hydrocarbons, Inc. and Meta Materials, Inc. (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.21	5% Unsecured Promissory Note by Next Bridge Hydrocarbons, Inc. in favor of Greg McCabe, dated December 21, 2022 (incorporated by reference to Exhibit 10.21 to our Current Report on Form 8-K, filed December 27, 2022).

21.1	List of subsidiaries of Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 21.1 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.4	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Report of Independent Petroleum Engineers. **

†	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company hereby agrees to furnish a copy of any omitted exhibits and schedules to the SEC upon its request.

+	Indicates a management contract or compensatory plan.

*	Filed herewith.

**	Filed with the Original Filing

Item 16.	Form 10-K Summary

None.

NEXT BRIDGE HYDROCARBONS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash	$569,298	$1,989,419
Accounts receivable	—	74,310
Accounts receivable, related party	177,519	163,366
Grants and other receivables	150,000	—
Prepaid expenses	62,300	2,667
Total current assets	959,118	2,229,762
Oil and natural gas properties, net	79,695,928	45,663,470
Other assets	80,179	25,000
TOTAL ASSETS	$80,735,224	$47,918,232

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$3,891,649	$2,828,326
Accounts payable - Meta	2,573,724	—
Note payable - Meta	20,000,000	12,500,000
Notes payable, related party	2,000,000	—
Accrued interest payable	1,571,336	208,889
Total current liabilities	30,036,709	15,537,215
Asset retirement obligations	246,866	21,937
Total liabilities	30,283,575	15,559,152
Commitments and contingencies
Stockholder’s equity:
Preferred stock, par value $0.0001; 50,000,000 shares authorized; 0 issued and outstanding	—	—
Common stock, par value $0.0001; 500,000,000 shares authorized; 165,472,241 issued and outstanding	16,547	—
Additional paid-in capital	51,345,640	100,546,596
Accumulated deficit	(910,538)	(68,187,516)
Total stockholder’s equity	50,451,649	32,359,080
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$80,735,224	$47,918,232

NEXT BRIDGE HYDROCARBONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	For the period from December 15, 2022 to December 31, 2022	For the period from January 1, 2022 to December 14, 2022	Year Ended December 31, 2021
Oil sales	$1,276	$16,796	$4,675
Natural gas sales	1,285	21,477	11,229
Revenue	2,561	38,273	15,904

Operating expenses
Lease operating expenses	5,826	68,488	75,330
Production and ad valorem tax	229	2,755	1,001
General and administrative	907,045	7,905,860	8,050,443
Depreciation, depletion and amortization	—	—	4,642
Total operating expenses	913,100	7,977,103	8,131,416

Operating loss	(910,539)	(7,938,830)	(8,115,512)

Other income (expense)
Interest expense	—	—	(212,201)
Gain (loss) on sale of assets	—	—	1,000
Gain on extinguishment of debt	—	—	77,477
Interest income	1	495	10,428
Total other income (expense)—net	1	495	(123,296)

Loss before income taxes	(910,538)	(7,938,335)	(8,238,808)
Provision for income tax	—	—	—
Net loss	$(910,538)	$(7,938,335)	$(8,238,808)

Loss per common share:
Basic and Diluted	$(0.01)	$(0.05)	$(8,238,808)
Weighted average number of common shares outstanding:
Basic and Diluted	165,472,241	165,472,241	1

NEXT BRIDGE HYDROCARBONS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Year ended December 31, 2022

	Common	Common	Additional
	Stock	Stock	paid-in	Accumulated
	shares	amount	capital	deficit	Total
Balance, December 31, 2020	1	$—	$89,331,629	$(59,948,708)	$29,382,921
Contributions from parent	—	—	11,214,967	—	11,214,967
Net loss	—	—	—	(8,238,808)	(8,238,808)
Balance December 31, 2021	1	$—	$100,546,596	$(68,187,516)	$32,359,080
Contributions from parent	—	—	316,600	—	316,600
Net loss	—	—	—	(7,938,335)	(7,938,335)
Issuance of common stock	165,472,240	16,547	(16,547)	—	—
Balance, December 14, 2022	165,472,241	$16,547	$100,846,649	$(76,125,851)	$24,737,345

Balance, December 15, 2022	165,472,241	$16,547	$51,345,640	$—	$51,362,187
Net loss	—	—	—	(910,538)	(910,538)
Balance, December 31, 2022	165,472,241	$16,547	$51,345,640	$(910,538)	$50,451,649

NEXT BRIDGE HYDROCARBONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	For the period from December 15, 2022 to December 31, 2022	For the period from January 1, 2022 to December 14, 2022	Year Ended December 31, 2021
Cash Flows From Operating Activities
Net loss	$(910,538)	$(7,938,335)	$(8,238,808)
Adjustments to reconcile net loss to net cash from operations:
Accretion expense	1,092	—	—
Bad debt expense	—	(26,612)	—
Depreciation, depletion and amortization	—	—	4,642
Paid in kind interest	—	—	208,889
Change in:
Accounts receivable	—	74,310	(94,310)
Accounts receivable, related party	—	(14,153)	86,754
Prepayments - development costs	—	(150,000)	101,005
Other assets	39,185	(94,364)	(25,000)
Prepaid expenses	(58,225)	(1,408)	—
Accounts payable and accrued expenses	1,154,917	(64,982)	906,287
Other payables	—	2,589,363	—
Accrued interest payable	(1,091)	—	—
Net cash provided by (used in) operating activities	225,340	(5,626,181)	(7,050,541)

Cash Flows From Investing Activities
Investment in oil and gas properties	(1,976,029)	(3,859,851)	(14,805,511)
Net cash used in investing activities	(1,976,029)	(3,859,851)	(14,805,511)

Cash Flows From Financing Activities
Proceeds from notes payable	2,000,000	7,500,000	12,500,000
Contributions from parent	—	316,600	11,214,967
Net cash provided by financing activities	2,000,000	7,816,600	23,714,967

Net increase (decrease) in cash	249,311	(1,669,432)	1,858,915

Cash - beginning of period	319,987	1,989,419	130,504

Cash - end of period	$569,298	$319,987	$1,989,419

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—	$3,312
Cash paid for state franchise tax	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Account payable reduced by expense offset	$—	$15,638	$—
Capitalized interest included in interest payable	$74,210	$1,289,328	$141,048

NEXT BRIDGE HYDROCARBONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2022

1.	NATURE OF BUSINESS

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXT BRIDGE HYDROCARBONS, INC.

Date: May 1, 2023	By:	/s/ Clifton DuBose, Jr.
Clifton DuBose, Jr.
Chairman and Chief Executive Officer