Form 10-Q
period 2023-03-31
Next Bridge Hydrocarbons, Inc.
filed 2023-05-15
CIK 1936756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 333-266143

NEXT BRIDGE HYDROCARBONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-2538731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6300 Ridglea Place, Suite 950
Fort Worth, TX 76116
(Address of principal executive offices)

Telephone No.: (817) 438-1937

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.0001, as of May 5, 2023 was 165,472,241.

NEXT BRIDGE HYDROCARBONS, INC.

QUARTERLY REPORT

For the Quarter Ended March 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements included in this report, other than statements of historical facts, that address activities, conditions, events, or developments with respect to our financial condition, results of operations, business prospects or economic performance that we expect, believe, or anticipate will or may occur in the future, or that address plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “assume,” “believe,” “budget,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “pending,” “plan,” “potential,” “projected,” “will,” and similar expressions are intended to identify forward-looking statements. Forward-looking statements appear throughout this report, and include statements about such matters as:

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

Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason. They can be affected by a number of factors, including, among others:

●	the risks described in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2022, as amended on Form 10-K/A filed on May 1, 2023;

●	the volatility of prices and supply of, and demand for, oil and natural gas;

●	the timing and success of our drilling activities;

●	the numerous uncertainties inherent in estimating quantities of oil and natural gas reserves and actual future production rates and associated costs;

●	our ability to successfully identify, execute or effectively integrate future acquisitions;

●	the usual hazards associated with the oil and natural gas industry, including fires, well blowouts, pipe failure, spills, explosions and other unforeseen hazards;

●	our ability to effectively market our oil and natural gas;

●	the availability of rigs, equipment, supplies and personnel;

●	our ability to discover or acquire additional reserves;

●	our ability to satisfy future capital requirements;

●	changes in regulatory requirements;

●	general economic conditions, status of the financial markets and competitive conditions; and

●	our ability to retain key members of our senior management and key employees.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$5,301,647	$569,298
Accounts receivable, related party	177,519	177,519
Prepayments - development costs	—	150,000
Prepaid expenses	51,183	62,300
Total current assets	5,530,350	959,117
Oil and natural gas properties, net	88,626,670	79,695,928
Other assets	80,179	80,179
TOTAL ASSETS	$94,237,199	$80,735,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,375,670	$3,891,649
Note Payable - Meta	21,589,362	22,573,724
Note Payable - Related Party	16,875,000	2,000,000
Related party payables	—	—
Accrued interest payable	1,935,084	1,571,336
Total current liabilities	45,775,115	30,036,709
Asset retirement obligations	252,731	246,866
Total liabilities	46,027,846	30,283,575

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $0.0001, 50,000,000 shares authorized; -0- issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001; 500,000,000 shares authorized; 165,472,241 issued and outstanding at March 31, 2023 and December 31, 2022	16,547	16,547
Additional paid-in capital	51,345,640	51,345,640
Outstanding stock options	145,155	—
Accumulated deficit	(3,297,989)	(910,538)
Total stockholders’ equity	48,209,353	50,451,649
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,237,199	$80,735,224

The accompanying notes are an integral part of these statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
Oil and natural gas sales	$10,924	$—

Operating expenses
Lease operating expenses	15,816	10,621
Production taxes	786	—
General and administrative	2,381,774	825,737
Depreciation, depletion and amortization	—	—
Total operating expenses	2,398,376	836,358

Other income (expense)
Interest expense	—	—
Franchise tax	—	—
Interest income	1	323
Total expense, net	1	323

Loss before income taxes	2,387,451	836,035
Provision for income taxes	—	—
Net loss	$2,387,451	$836,035

Loss per common share:
Basic and Diluted	$0.01	$836,035
Weighted average number of common shares outstanding:
Basic and Diluted	165,472,241	1

The accompanying notes are an integral part of these statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock shares	Common stock amount	Additional paid-in capital	Stock Options Outstanding	Accumulated deficit	Total
Balance, January 1, 2022	1	$—	$100,546,596	—	$(67,978,627)	$32,567,969

Contributions from parent	—	—	317,792	—	—	317,792
Net loss	—	—	—	—	(836,035)	(836,035)

Balance, March 31, 2022	1	$—	$100,864,388	—	$(68,814,662)	$32,049,726

Balance, January 1, 2023	165,472,241	$16,547	$51,345,640	—	$(910,538)	$50,451,649

Issuance of stock options	—	—	—	145,155	—	145,155
Net loss	—	—	—	—	(2,387,451)	(2,387,451)

Balance, March 31, 2023	165,472,241	$16,547	$51,345,640	145,155	$(3,297,989)	$48,209,353

The accompanying notes are an integral part of these statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31
	2023	2022
Cash Flows From Operating Activities
Net loss	$(2,387,451)	$(836,035)
Adjustments to reconcile net loss to net cash from operations:
Accretion expense	5,865	—
Expense related to stock options issued	145,155	—
Change in:
Accounts receivable	—	21,468
Prepayments – development costs	150,000	—
Prepaid expenses	11,117	2,310
Accounts payable and accrued expenses	1,499,658	(2,081,524)
Related party payables	—	2,500,000
Net cash provided by (used in) operating activities	(575,656)	(393,781)

Cash Flows From Investing Activities
Investment in oil and natural gas properties	(8,437,883)	(1,084,285)
Net cash used in investing activities	(8,437,883)	(1,084,285)

Cash Flows From Financing Activities
Contributions from parent	—	317,792
Proceeds from notes payable, related party	14,875,000	—
Payments on promissory notes	(1,129,112)	—
Net cash provided by financing activities	13,745,888	317,792

Net increase (decrease) in cash	4,732,349	(1,160,274)

Cash—beginning of period	569,298	1,989,419

Cash—end of period	$5,301,647	$829,145

Supplemental disclosure of cash flow information:
Cash paid for interest	$129,112	$—
Cash paid for state franchise tax	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Capitalized Interest	$492,860	$—

The accompanying notes are an integral part of these statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

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

At March 31, 2023, the Company had not yet achieved profitable operations. The Company had a net loss of $2,387,451 for the three months ended March 31, 2023. The Company expects to incur further losses in the development of its business. The Company had a working capital deficit as of March 31, 2023 of $40,244,765. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement, institutional, or public sources; (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Accounts receivable – Accounts receivable consist of amounts due from a related party for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of March 31, 2023 and December 31, 2022, no valuation allowance was considered necessary.

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

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During the three months ended March 31, 2023 the Company capitalized $492,860 of interest on unevaluated properties. Capitalized interest for the year ended December 31, 2022, was $1,363,538.

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

Ceiling test – Future production volumes from oil and natural gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and natural gas properties. If the net capitalized cost of proved oil and natural gas properties, net of related deferred income taxes, plus the cost of unproved oil and natural gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related realizable tax affects, plus the cost of unproved oil and natural gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The Company recorded an impairment expense of $-0- for the three months ended March 31, 2023 and for the year ended December 31, 2022, respectively, to recognize the adjustment required by the ceiling test.

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

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the statements of operation. The Company has not recorded any interest or penalties associated with unrecognized tax benefits for the three months ended March 31, 2023, and for the year ended December 31, 2022.

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

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The Company had zero dilutive shares for the three months ended March 31, 2023, and for the year ended December 31, 2022.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations. The Company accrued no liability as of March 31, 2023 and December 31, 2022.

Recent accounting pronouncements adopted – In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for sale debt securities and beneficial interests in securitized financial assets. The guidance is applicable for fiscal years beginning after December 15, 2019 and interim periods within those years, however, the FASB extended the effective date for smaller reporting companies to fiscal years beginning after December 15, 2022. The Company adopted this standard January 1, 2023. It did not have a material impact on the consolidated financial statements.

4.	OIL & NATURAL GAS PROPERTIES

The following table presents the capitalized costs for oil and natural gas properties of the Company:

	March 31, 2023	December 31, 2022
Evaluated Costs Subject to amortization	$—	$—
Unevaluated Costs	88,626,670	95,352,110
Total Capitalized Costs	88,626,670	95,352,110
Less accumulated depreciation, depletion and amortization	—	(15,656,182)
Total Oil and Natural Gas Properties	88,626,670	79,695,928

Unevaluated costs as of March 31, 2023, and December 31, 2022, include cumulative costs of developing projects including the Orogrande and Hazel Projects in West Texas and the costs related to the Oklahoma Properties. In accordance with required accounting adjustments related to the Spin-Off, the carrying value of the oil and natural gas assets were adjusted to fair value as of December 15, 2022.

The Company periodically adjusts for the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of, or changes in market value, of unevaluated leases. The impact of reclassifications as they become necessary is to increase the basis for calculation of future period’s depletion, depreciation and amortization which effectively recognizes the impairment on the consolidated statement of operations over future periods. Reclassified costs also become evaluated costs for purposes of ceiling tests, and which may cause recognition of increased impairment expense in future periods. The remaining cumulative unevaluated costs which have been reclassified within the Company’s full cost pool totals $-0- as of March 31, 2023. As of December 31, 2022, evaluated costs are $-0- since the Company had no proved reserve value associated with our properties.

Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a write-down could occur. Proved reserves are estimated quantities of crude oil, natural gas, and NGLs, which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. The independent engineering estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future, or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation and/or marketing contracts are not in place. Estimated reserves to be developed through secondary or tertiary recovery processes are classified as unevaluated properties.

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

As of March 31, 2023, the Company had interests in three oil and natural gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, and two wells in Central Oklahoma.

Orogrande Project, West Texas

On August 7, 2014, Torchlight entered into a Purchase Agreement with Hudspeth, McCabe Petroleum Corporation (“MPC”), and Gregory McCabe (“Mr. McCabe”). Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, Torchlight purchased 100% of the capital stock of Hudspeth which held certain oil and natural gas assets, including a 100% working interest in approximately 172,000 predominately contiguous acres in the Orogrande Basin in West Texas. Mr. McCabe has, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement among Hudspeth, MPC and Mr. McCabe. Mr. McCabe also holds a 4.5% overriding royalty interest in the Orogrande acreage, —which he obtained prior to, and was not a part of the August 2014 transaction. As of March 31, 2023, leases covering approximately 134,000 acres remain in effect.

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

In the years prior, our operations team deployed a new mist drilling solution that increased hole stability, which we believe will result in meaningful cost savings for additional wells drilled in the Orogrande Project. Multiple test wells were drilled in the Orogrande Project in order to stay in compliance with the DDU Agreement. While these previously drilled wells may have potential to produce hydrocarbons to sell commercially in the future, we have no immediate plans to deploy the additional capital necessary to sell production from these wells to third parties. Instead, we plan to use the results from these wells to determine our drilling plans for future wells, including reservoir locations, target depths and designated acreage, in the Orogrande Project. Notwithstanding the foregoing, development of the wells continued through March 31, 2023, to further capture and document the scientific base in support of demonstrating the production potential of the property. As of March 31, 2023, a total of 15 test wells have been drilled on the acreage.

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

The Orogrande Project ownership as of March 31, 2023, is detailed as follows:

	Revenue Interest	Working Interest
University Lands - Mineral Owner	20.000%
ORRI - Magdalena Royalties, LLC, an entity controlled by Gregory McCabe	4.500%
ORRI - Unrelated Party	0.500%
Hudspeth Oil Corporation, a subsidiary of Next Bridge Hydrocarbons, Inc.	49.875%	66.500%
Wolfbone Investments, LLC, an entity controlled by Gregory McCabe	18.750%	25.000%
Conversion by Note Holders in March, 2020	4.500%	6.000%
Unrelated Party	1.875%	2.500%
	100.000%	100.000%

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

Hunton Play, Central Oklahoma

As of March 31, 2023, the Company was producing from one well in the Viking Area of Mutual Interest and one well in Prairie Grove.

5.	RELATED PARTY BALANCES

As of March 31, 2023 and December 31, 2022, the Company had a balance of $177,519 for an account receivable due from MPC, a shareholder of the Company, for amounts advanced related to the Orogrande development cost sharing arrangement agreed to in connection with the acquisition of the Orogrande working interests in 2014.

On December 22, 2022, the Company issued an unsecured promissory note in the principal amount of up to $20 million in favor of Mr. McCabe (the “2022 Note”). The 2022 Note bears interest at 5% per annum, computed on the basis of a 365-day year, and matures on June 21, 2023 (the “2022 Note Maturity Date”); provided, however, if the Company raises $30 million or more in capital through debt or equity or a combination thereof by the 2022 Note Maturity Date, the 2022 Note Maturity Date will be extended to October 3, 2023. The outstanding principal of the 2022 Note, together with all accrued interest thereon, becomes due on June 21, 2023. The revolving commitment under the 2022 Note expires on 2022 Note Maturity Date. As of March 31, 2023, the Company had $16,875,000 in principal amount outstanding and $3,125,000 of available borrowings under the 2022 Note.

6.	COMMITMENTS AND CONTINGENCIES

Legal Matters

On April 30, 2020, the Company’s wholly owned subsidiary, Hudspeth, filed suit against Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies (“Cordax”). The suit, Hudspeth and Wolfbone Investments, LLC v. Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies, was filed in the 189th Judicial District Court of Harris County, Texas. The suit seeks the recovery of approximately $1.4 million in costs incurred as a result of a tool failure during drilling activities on the University Founders A25 #2 well that is located in the Orogrande Field. Working interest owner Wolfbone is a co-plaintiff in that action. After the suit was filed, Cordax filed a mineral lien in the amount of $104,500 against the Orogrande Field and has sued the operator and counterclaimed against Hudspeth for breach of contract, seeking the same amount as the lien. Meta, as the Company’s parent at the time, determined to add the manufacturer of one of the tool components that it contends was one of the causes of the tool failure. It was later disclosed that Cordax is the subsidiary of a Canadian parent company, who has also been added to the case. Cordax’s current Chairman of the Board filed a special appearance after being served with a citation, alleging that he was a Canadian citizen with no meaningful ties to Texas. After discovery was conducted on this issue, a nonsuit without prejudice for this defendant was filed, dismissing him from the case. The remaining parties attended mediation on June 15, 2022, that was unsuccessful in resolving the case. Discovery is substantially complete. The case is currently set for trial beginning October 16, 2023.

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

Environmental Matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of March 31, 2023, and December 31, 2022, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

7.	STOCKHOLDERS’ EQUITY

The Company has 500,000,000 authorized shares of common stock, par value of $0.0001 per share and 50,000,000 authorized shares of preferred stock, par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, the Company has issued 165,472,241 shares of common stock and -0- shares of preferred stock.

Stock Based Compensation

In 2022, the Company's board of directors adopted, and the stockholders approved, the 2022 Equity Incentive Plan (the "2022 Plan"). The 2022 Plan permits the Company to grant stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, for up to a maximum of 58,273,612 shares following an automatic increase to the number of shares reserved under the 2022 Plan on January 1, 2023. During the three months ended March 31, 2023, the Company granted 24,403,612 stock options as authorized under the 2022 Plan on the Company's form Performance Stock Option Agreement adopted by each of the Company's board of directors and compensation committee on March 6, 2023. Vesting is subject to continued service with the Company for up to one year with provisions for earlier vesting subject to the attainment of events outlined in the Plan.

Options granted were valued using the Black-Scholes Option Pricing Model resulting in a total value of $1,741,862. Option expense for the three months ended March 31, 2023, was $145,155.

A summary of stock options outstanding as of March 31, 2023, by exercise price and year of expiration is presented below:

Exercise
Price	2033	Total

$1.2056	24,403,612	24,403,612
	24,403,612	24,403,612

8.	INCOME TAXES

The Company recorded no income tax provision at March 31, 2023 and December 31, 2022 because of anticipated losses for the 2023 fiscal year and actual losses incurred in 2022.

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the three months ended March 31, 2023 because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the year ended December 31, 2022.

The Company had a Gross deferred tax asset related to federal net operating loss carryforwards of $81,330,836 and $74,081,761 at March 31, 2023 and December 31, 2022, respectively. The federal net operating loss carryforward will begin to expire in 2034. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

9.	NOTES PAYABLE, RELATED PARTIES

In 2021, the Company entered into a note payable with Meta, its former parent to borrow up to $15 million. On October 1, 2021, the Company issued the 2021 Note (defined below), which bears interest at 8% per annum, computed on the basis of a 360-day year, which was initially to mature on March 31, 2023 (the “2021 Note Maturity Date”); provided, however, if the Company raises $30 million or more in capital through debt or equity or a combination thereof by the 2021 Note Maturity Date, the 2021 Note Maturity Date will be extended to September 30, 2023, and the outstanding principal of the 2021 Note will amortize in six equal, monthly installments. If an event of default has occurred and is continuing, interest on the 2021 Note may accrue at the default rate of 12% per annum. The outstanding principal of the 2021 Note, together with all accrued interest thereon, becomes due on the 2021 Note Maturity Date. The 2021 Note includes a restrictive covenant that, subject to certain exceptions and qualifications, restricts the Company’s ability to merge or consolidate with another person or entity, or sell or transfer all or substantially all of its assets, unless the Company is the surviving entity or the successor entity assumes all of obligations under the 2021 Note. The 2021 Note is collateralized by certain shares of common stock in Meta held by one of its stockholders, Mr. McCabe, and by a lien on a 25% interest in the Orogrande Project owned by Wolfbone, an affiliate of Mr. McCabe.

The balance on the 2021 Note as of March 31, 2023 was $15 million. As of March 31, 2023, the total accrued and unpaid interest under the 2021 Note was $1,689,444.

On September 2, 2022, the Company entered into a loan agreement with Meta, as lender (the “Loan Agreement”) that would govern prior loan amounts advanced to the Company from Meta. As of August 11, 2022, and August 29, 2022, the Company borrowed an additional $1.2 million and $1.46 million, respectively, representing the remaining amount available for borrowing under the Loan Agreement and resulting in a total of $5 million principal amount outstanding related to the Loan Agreement, the proceeds of which were used for working capital and general corporate purposes. The term loans under the Loan Agreement bear interest at a per annum rate equal to 8% and were to mature on March 31, 2023 (the “Maturity Date”); provided, however, if the Company raises $30 million or more in capital through debt or equity, or a combination thereof by the Maturity Date, the Maturity Date will be extended to October 3, 2023 and the term loan would be amortized in six equal monthly installments. The Loan Agreement includes customary representations and covenants that, subject to exceptions and qualifications, restrict our ability to do certain things, such as: engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; incur additional indebtedness; incur liens; make loans and investments; declare dividends or redeem or repurchase equity interests; and enter into certain restrictive agreements. In addition, the Loan Agreement contains customary events of default, mandatory prepayment events and affirmative covenants, including, without limitation, covenants regarding the payment of taxes and other obligations, maintenance of insurance, maintenance of our material properties, reporting requirements, compliance with applicable laws and regulations, and formation or acquisition of new subsidiaries.

On March 31, 2023, the Company entered into an amendment to the 2021 Note and an amendment to Loan Agreement in order to extend each of the 2021 Maturity Date and the Maturity Date respectively from March 31, 2023 to October 3, 2023. Such amendments also removed the provisions allowing for extensions of the 2021 Maturity Date and the Maturity Date in the event the Company raised $30 million or more in capital through debt or equity or a combination thereof by March 31, 2023.

Under the terms of the Arrangement Agreement that governed the merger transaction between Torchlight and Meta in June 2021 the oil and natural gas assets were to be sold or spun out from Meta and the costs of any sale or spin-off incurred by Meta were to be borne the then-existing shareholders of Torchlight. The amount of the reimbursement payable to Meta in connection with the Spin-Off is $2,589,000 which was added to the principal amount of the Loan Agreement for a principal balance outstanding of $7,589,000 as of March 31, 2023. Concurrently with the amendment to the Loan Agreement, the Company made a prepayment of $1 million to reduce the principal balance to $6,589,362. As of March 31, 2023, the loans under the Loan Agreement had accrued and unpaid interest of $273,002.

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

In connection with the Merger, on December 22, 2022, the Company entered into the 2022 Note in the principal amount of up to $20 million in favor of Mr. McCabe. The Company is entitled to request advances under the 2022 Note in a minimum principal amount of $100,000 each. Mr. McCabe is the largest shareholder of the Company’s common stock. As of March 31, 2023 the Company had drawn $16,875,000 on the 2022 Note.

10.	ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligations liability through March 31, 2023:

Asset Retirement Obligations – January 1, 2022	$21,937
Accretion Expense	1,092
Estimated liabilities recorded	223,837
Asset Retirement Obligations – December 31, 2022	$246,866

Accretion Expense	5,865
Estimated liabilities recorded	—
Asset retirement obligations – March 31, 2023	$252,731

11.	SUBSEQUENT EVENTS

The Wolfbone Merger Closing

The Merger became effective on April 25, 2023 and the closing of the Merger occurred on May 11, 2023. As a result of the Merger, the Company acquired Wolfbone’s 22.6249% remaining rights to working interest in the Orogrande Project in consideration of the issuance by the Company of 56,297,638 shares of the Company’s common stock to McCabe.

Working Interest Contributions

On May 11, 2023, the Company and its wholly owned subsidiary Hudspeth, entered into a contribution and exchange agreement with each of the Orogrande Owners named in the table below, pursuant to which and upon the completion of the Merger, the Company offered to the Orogrande Owners the number of shares of the Company’s common stock set forth opposite such Orogrande Owner’s name below in exchange for and in order to acquire such Orogrande Owner’s rights to working interest in the Orogrande Project.

The Company will issue the number of shares of common stock to each of the Orogrande Owners as follows:

	Shares of Common Stock	Working Interest Contribution
Dingus Investments, Inc.	7,050,382	2.8334%
Pandora Energy, LP	6,220,779	2.5000%
Kennedy Minerals, Ltd	6,220,779	2.5000%
The de Compiegne Property Company No. 20, Ltd	6,220,779	2.5000%
Loma Hombre Energy, LLC	622,078	0.2500%
Sero Capital, LLC	725,840	0.2917%
TOTAL	27,060,637	10.8751%

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that are included elsewhere in this report and the audited consolidated financial statements and related noes included in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by our amendment on Form 10-K/A filed with the SEC on May 1, 2023. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report, particularly under the section titled “Cautionary Statement Concerning Forward-Looking Statements.”

References to “Predecessor” relate to the results of operations of the Company as a subsidiary of our former parent Meta prior to the separation of the Company in December 2022 as reported in the consolidated financial statements for the three months ended March 31, 2022, and references to “Successor” relate to the results of operations of the Company as an independent public reporting company as reported in our consolidated financial statements for the three month period ended March 31, 2023, in each case, in accordance with GAAP.

Executive Summary

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

We operate our business through four wholly owned subsidiaries: TEI, Hudspeth Oil Corporation, Torchlight Hazel, and Hudspeth Operating.

The Orogrande Project is subject to the University Lands D&D Unit Agreement (the “DDU Agreement”) which allows for all 192 existing leases covering approximately 134,000 gross acres leased from University Lands to be combined into one drilling and development unit for development purposes. The term of the DDU Agreement expires on December 31, 2023, and the time to drill on the drilling and development unit continues through December 31, 2023. The DDU Agreement also grants the right to extend the DDU Agreement through December 31, 2028 if we are in compliance with the DDU Agreement and the extension fee associated with the additional time is paid. As of March 31, 2023, leases covering approximately 134,000 acres remain in effect. Our drilling obligations under the DDU Agreement include five wells for 2023. While drilling our 2022 obligation wells, our operations team deployed a new mist drilling solution that increased hole stability, which we believe will result in meaningful cost savings for additional wells drilled in the Orogrande Project. While these wells may have potential to produce hydrocarbons to sell commercially in the future, we have no immediate plans to deploy the additional capital necessary to sell production from these wells to third parties. Instead, we plan to use the results from these wells to determine our drilling plans for future wells, including reservoir locations, target depths and designated acreage, in the Orogrande Project.

On March 31, 2023, we entered into an amendment to the secured, revolving promissory note issued to Meta on October 1, 2021 in an original principal amount of up to $15 million (the “2021 Note”) and an amendment to the Loan Agreement in order to extend the applicable maturity dates from March 31, 2023 to October 3, 2023. Such amendments also removed the provisions allowing for extensions of the respective maturity dates under the 2021 Note or the Loan Agreement in the event the Company raised $30 million or more in capital through debt or equity or a combination thereof by March 31, 2023.

Results of Operations

Results for three month period ending March 31, 2022 and 2023

Revenue and Gross Profit

	Three Months Ended March 31,
	2023	2022
Product Sales BOE	232	0

Total Revenue	$10,924	$0
Cost of revenue	$(16,602)	$(10,621)
Gross Profit (Loss)	$(5,678)	$(10,621)

Gross profit percentage	(51.98)%	0.00%

Production Revenues and Cost of Revenue

For the three months ended March 31, 2023, we had production revenue of $10,924 compared to $-0- of production revenue for the prior year period. The change in revenue was primarily due to revenue from production sold from the Oklahoma wells. Our cost of revenue, consisting of lease operating expenses and production taxes, was $16,602 for the three months ended March 31, 2023 compared to $10,621 for the prior year period. Refer to the table of production and revenue included below for changes in revenue:

		Oil	Gas
		Production	Production	Oil	Gas	Total
Property	Quarter	{BBLS}	{MCF}	Revenue	Revenue	Revenue

Oklahoma	Q1 - 2022	0	0	$—	$—	$—
Hazel (TX)	Q1 - 2022	0	0	—	—	—
Total Q1-2022		0	0	$—	$—	$—

Oklahoma	Q2 - 2022	97	1,267	$9,688	$7,716	$17,404
Hazel (TX)	Q2 - 2022	0	0	—	—	—
Total Q2-2022		97	1,267	$9,688	$7,716	$17,404

Oklahoma	Q3 - 2022	43	887	$4,635	$8,329	$12,964
Hazel (TX)	Q3 - 2022	0	0	—	—	—
Total Q3-2022		43	887	$4,635	$8,329	$12,964

Oklahoma	Q4 - 2022
Predecessor		28	635	$2,473	$5,432	$7,905
Successor		15	242	1,276	1,285	2,561
Hazel (TX)	Q4 - 2022	0	0	—	—	—
Total Q4-2022		43	877	$3,749	$6,717	$10,466
Total 2022		183	3,031	$18,072	$22,762	$40,834
Average Commodity Price				$98.75	$7.51

Oklahoma	Q1 - 2023	107	748	$8,141	$2,783	$10,924
Hazel (TX)	Q1 - 2023	0	0	—	—	—
Total Q1-2023		107	748	$8,141	$2,783	$10,924

Average Commodity Price				$76.08	$3.72

Expenses for the three months ended March 31, 2023 and 2022

We recorded depreciation, depletion and amortization expense of $-0- for the three months ended March 31, 2023, which was the same as the prior year period.

Operating Expenses

	Three Months Ended March 31,
	2023	2022
Operating Expenses
General & Administrative	$2,381,774	$825,737
Total operating expenses	$2,381,774	$825,737

General and Administrative Expenses

Our general and administrative expense for the three-month period ended March 31, 2023, was $2,381,774 compared with $825,737 for the prior year period. Our general and administrative expenses consisted of employee compensation expense, accounting and administrative costs, legal and other professional consulting fees, and other general corporate expenses. The change in general and administrative expenses in 2023, compared to 2022, is primarily due to increased employee compensation and an increase in consulting fees, filing fees, legal fees, director and officer liability insurance, and expense recorded relative to the issuance of employee stock options.

Liquidity and Capital Resources

At March 31, 2023, we had cash and cash equivalents of $5,301,647 compared to $829,145 as of March 31, 2022. At March 31, 2023, we had working capital deficit of $40,244,765 and total assets of $94,237,199. Stockholders’ equity was $48,209,353. The negative working capital is principally due to notes payable which will be payable within one year.

The following table summarizes sources and uses of cash and cash equivalents:

	Three Months Ended March 31
	2023	2022
Cash Flows From Operating Activities
Net loss	$(2,387,451)	$(836,035)
Adjustments to reconcile net loss to net cash from operations:
Accretion expense	5,865	—
Expense related to stock options issued	145,155	—
Change in:
Accounts receivable	—	21,468
Prepayments – development costs	150,000	—
Prepaid expenses	11,117	2,310
Accounts payable and accrued expenses	1,499,658	(2,081,524)
Related party payables	—	2,500,000
Net cash provided by (used in) operating activities	(575,656)	(393,781)

Cash Flows From Investing Activities
Investment in oil and natural gas properties	(8,437,883)	(1,084,285)
Net cash used in investing activities	(8,437,883)	(1,084,285)

Cash Flows From Financing Activities
Contributions from parent	—	317,792
Proceeds from notes payable, related party	14,875,000	—
Payments on promissory notes	(1,129,112)	—
Net cash provided by financing activities	13,745,888	317,792

Net increase (decrease) in cash	4,732,349	(1,160,274)

Cash—beginning of period	569,298	1,989,419
Cash—end of period	$5,301,647	$829,145

Supplemental disclosure of cash flow information:
Cash paid for interest	$129,112	$—
Cash paid for state franchise tax	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Capitalized Interest	$492,860	$—

Cash Flow Used in Operating Activities

Cash flow used in operating activities for the three months ended March 31, 2023 was $575,656 compared to $393,781 for the three months ended March 31, 2022. Cash flows used in operating activities for the three months ended March 31, 2023 can be primarily attributed to the net loss from operations offset by an increase in accounts payable. Cash flows used in operating activities for the three months ended March 31, 2022 can be primarily attributed to the net loss from operations offset by a net increase in related party payables and a decrease in accounts payable. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash Flow Used in Investing Activities

Cash flow used in investing activities for the three months ended March 31, 2023 was $8,437,883 compared to $1,084,285 for the three months ended March 31, 2022. Cash flow used in investing activities principally consists of investment in oil and natural gas properties in Texas.

Cash Flows from Financing Activities

Cash flows from financing activities for the three months ended March 31, 2023 was $13,745,888 compared to $317,792 for the three months ended March 31, 2022. Cash flows from financing activities consists of proceeds from additional borrowings under the 2022 Note, which had a principal balance of $16,875,000 outstanding as of March 31, 2023. For the three months ended March 31, 2023, we incurred aggregate interest on the 2022 Note, the 2021 Note and under the Loan Agreement of $92,860.

Capital Expenditures

Our capital expenditures are summarized in the following table:

	Three Months Ended March 31,
	2023	2022
Acquisitions:
Proved property	$—	$—
Unproved property	—	—
Exploration and development:
Developmental leasehold costs	—	—
Exploratory drilling and completion costs	—	—
Development drilling and completion costs	8,437,883	1,084,285
Other development costs	—	—
Capitalized interest	492,860	—
Asset retirement obligations	—	—
Total exploration and development	8,930,743	1,084,285
Other property	—	—
Total capital expenditures	$8,930,743	$1,084,285
Change in accrued capital expenditures and other	(3,580,231)	1,178,282
Prepaid drilling costs	(150,000)	—
Capitalized interest	(492,860)	—
Asset retirement obligations	—	—
Total cash capital expenditures	$4,707,652	$2,262,567

Liquidity and Capital Resources

As of March 31, 2023, we had $8.4 million of liquidity, comprised of $3.1 million unused borrowing capacity under the 2022 Note and $5.3 million of cash and cash equivalents on hand. Our short and long-term capital requirements consist primarily of funding our development and drilling activities, payment of contractual obligations and debt service. The 2022 Note bears interest at 5% per annum, computed on the basis of a 365-day year, and matures on June 21, 2023. The outstanding principal of the 2022 Note, together with all accrued interest thereon, becomes due on June 21, 2023. The revolving commitment under the 2022 Note expires on 2022 Note Maturity Date. As of March 31, 2023, we had $16.9 million principal amount outstanding and $3.1 million of available borrowings under the 2022 Note. The total amount of accrued and unpaid interest under the 2022 Note was $22,885.27.

The 2021 Note is fully drawn with a principal balance outstanding of $20 million, bears interest at 8% per annum, computed on the basis of a 360-day year, and matures on October 3, 2023. If an event of default occurred and is continuing, interest on the 2021 Note may accrue at the default rate of 12% per annum. The total amount of accrued and unpaid interest under the 2021 Note was $1,689,444.44 as of March 31, 2023. Additionally, we have an aggregate principal balance of $6,589,361.77 outstanding under the Loan Agreement which bears interest at a fixed rate of 8% per annum if no event of default exists, and at a fixed rate of 12% per annum if an event of default exists. The loans under the Loan Agreement mature on October 3, 2023. The total amount of accrued and unpaid interest under the Loan Agreement was $273,002.44 as of March 31, 2023.

As of March 31, 2023, we had aggregate interest accrued on the 2022 Note, the 2021 Note and under the Loan Agreement of $1,985,332.15.

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

Critical Accounting Estimates

See Note 3—Significant Accounting Policies to the unaudited financial statements included elsewhere in this report for a description of the material changes to the Company’s critical accounting policies and estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by the amendment on Form 10-K/A filed with the SEC on May 1, 2023.

Recent Accounting Pronouncements

Our unaudited financial statements and the accompanying notes thereto found elsewhere in this report contain a description of recent accounting pronouncements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Commodity Price Risk

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for oil, the foreign supply of natural gas and oil, the effect of the war in Ukraine and the geopolitical response to Russia’s invasion, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources.

Interest Rate Sensitivity

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Interest rate risk is minimized through management’s decision to primarily obtain fixed rate or interest-free debt. The Company is not exposed to material cash flow interest rate risk.

Inflation

Inflation has not had a material impact on results of operations for the three months ended March 31, 2023. However, inflation on wages, commodity prices and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall costs. In addition, the existence of inflation in the global economy has the potential to result in higher borrowing costs, increased labor costs, supply shortages and other similar effects.

ITEM 4: CONTROLS AND PROCEDURES

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 6: EXHIBITS

Exhibit No.	Description

10.1*	Form Performance Stock Option Agreement.

31.1*	Certifications (pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act) by the Principal Executive Officer.

31.2*	Certifications (pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act) by the Principal Financial Officer.

32.1†	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principle Executive Officer and Principle Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Labels Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________________________
*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT BRIDGE HYDROCARBONS, INC.

Date: May 15, 2023	/s/ Clifton DuBose, Jr.
Clifton DuBose, Jr., Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	/s/ Lucas T. Hawkins
Lucas T. Hawkins, Chief Financial Officer
(Principal Financial and Accounting Officer)