Form 10-Q
period 2023-06-30
Next Bridge Hydrocarbons, Inc.
filed 2023-08-14
CIK 1936756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.0001, as of August 11, 2023 was 248,830,516.

NEXT BRIDGE HYDROCARBONS, INC.

QUARTERLY REPORT

For the Quarter Ended June 30, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be identified by their use of terms such as “anticipate,” “assume,” “believe,” “budget,” “can,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “pending,” “plan,” “potential,” “projected,” “will,” and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this report are forward-looking statements. Forward-looking statements appear throughout this report, and include statements about such matters as:

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

DEFINITIONS

The following are abbreviations and definitions of terms commonly used in the oil and gas industry and in this report. Natural gas equivalents and crude oil equivalents are determined using the ratio of six Mcf to one barrel. All references to “us”, “our”, “we”, “NBH”, or “Next Bridge” mean Next Bridge Hydrocarbons, Inc. and where applicable, its consolidated subsidiaries.

“Bbl” means a barrel of U.S. 42 gallons of oil.

“Bcf” means one billion cubic feet of natural gas.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$737,404	$569,298
Accounts receivable, related party	—	177,519
Prepayments - development costs	4,034	150,000
Prepaid expenses	32,614	62,300
Total current assets	774,052	959,117

Oil and natural gas properties, net	118,255,432	79,695,928

Other assets	80,179	80,179

TOTAL ASSETS	$119,109,663	$80,735,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,271,140	$3,891,649
Note Payable - META	21,589,362	22,573,724
Note Payable - Related Party	19,000,000	2,000,000
Accrued interest payable	2,511,173	1,571,336
Total current liabilities	44,371,675	30,036,709

Asset retirement obligations	258,802	246,866
Total liabilities	44,630,477	30,283,575

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.0001, 50,000,000 shares authorized; -0- issued and outstanding June 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001; 500,000,000 shares authorized; 248,830,516 issued and outstanding at June 30, 2023; 165,472,241 issued and outstanding at December 31, 2022	99,905	16,547
Additional paid-in capital	80,133,023	51,345,640
Accumulated deficit	(5,753,742)	(910,538)
Total stockholders’ equity	74,479,186	50,451,649

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$119,109,663	$80,735,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Oil and natural gas sales	$4,841	$17,404	$15,765	$17,404

Operating expenses:
Lease operating expenses	10,694	30,200	26,510	40,821
Production taxes	349	1,253	1,135	1,253
General and administrative	2,449,551	1,162,957	4,831,325	1,988,694
Total operating expenses	2,460,594	1,194,410	4,858,970	2,030,768

Other income (expense)
Interest expense	—	(587,222)	—	(587,222)
Interest income	—	157	1	480
Total other income (expense)	—	(587,065)	1	(586,742)

Income (loss) before income taxes	(2,455,753)	(1,764,071)	(4,843,204)	(2,600,106)

Provision for income taxes	—	—	—	—

Net income (loss)	$(2,455,753)	$(1,764,071)	$(4,843,204)	$(2,600,106)

Loss per common share:
Basic and Diluted	$(0.01)	$(1,764,071)	$(0.02)	$(2,600,106)
Weighted average number of common shares outstanding:
Basic and Diluted	225,013,866	1	195,407,533	1

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock shares	Common stock amount	Additional paid-in capital	Accumulated deficit	Total
Balance, January 1, 2022	1	$—	$100,546,596	$(67,978,627)	$32,567,969

Contributions from parent	—	—	317,792	—	317,792
Net loss	—	—	—	(836,035)	(836,035)

Balance, March 31, 2022	1	$—	$100,864,388	$(68,814,662)	$32,049,726

Net loss	—	—	—	(1,764,071)	(1,764,071)
Prior period adjustment	—	—	(1,193)	(208,889)	(210,082)

Balance, June 30, 2022	1	$—	$100,863,195	$(70,787,622)	$30,075,573

Balance, January 1, 2023	165,472,241	$16,547	$51,345,640	$(910,538)	$50,451,649

Issuance of stock options	—	—	145,155	—	145,155
Net loss	—	—	—	(2,387,451)	(2,387,451)

Balance, March 31, 2023	165,472,241	$16,547	$51,490,795	$(3,297,989)	$48,209,353

Common stock issued	83,358,275	83,358	28,258,456	—	28,341,814
Issuance of stock options	—	—	383,772	—	383,772
Net loss	—	—	—	(2,455,753)	(2,455,753)

Balance, June 30, 2023	248,830,516	$99,905	$80,133,023	$(5,753,742)	$74,479,186

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash Flows From Operating Activities
Net loss	$(4,843,204)	$(2,600,106)
Adjustments to reconcile net loss to net cash from operations:
Accretion expense	11,936	—
Interest paid in kind	—	587,222
Expense related to stock options issued	528,927	—
Change in:
Accounts receivable	—	23,340
Accounts receivable, related party	—	(1,872)
Prepayments - development costs	150,000	—
Prepaid expenses	25,652	(7,010)
Accounts payable and accrued expenses	(2,604,872)	(2,658,566)
Net cash from operating activities	(6,731,561)	(4,656,992)

Cash Flows From Investing Activities
Investment in oil and natural gas properties	(8,900,988)	(1,491,766)
Net cash from investing activities	(8,900,988)	(1,491,766)

Cash Flows From Financing Activities
Proceeds from notes payable, related party	17,000,000	4,841,000
Payments on promissory notes	(1,000,000)	—
Payments on accrued interest	(199,345)	—
Contributions from parent	—	316,599
Net cash from financing activities	15,800,655	5,157,599

Net increase (decrease) in cash	168,106	(991,159)

Cash - beginning of period	569,298	1,989,419

Cash - end of period	$737,404	$998,260

Supplemental disclosure of cash flow information:
Cash paid for interest	$199,345	$—

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for working interest in oil and natural gas properties	$28,341,814	$—
Account receivable-related party discharged in working interest acquisition	$177,519	$—
Capitalized Interest	$1,139,183	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

The Company is an energy company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties in the United States. The Company’s primary focus has been the development of interests in an oil and natural gas project the Company holds in the Orogrande Basin in West Texas in Hudspeth County, Texas (the “Orogrande Project”). In addition, the Company has minor interests in the Eastern edge of the Midland Basin in Texas (the “Hazel Project”), and two minor well interests in the Hunton wells located in Oklahoma (the “Oklahoma Properties”). The Company currently has five full-time employees, and the Company employs consultants for various roles as needed.

The Company operates its business through five wholly owned subsidiaries Torchlight Energy, Inc., a Nevada corporation (“TEI”), Hudspeth Oil Corporation, a Texas corporation (“Hudspeth”), Torchlight Hazel, LLC, a Texas limited liability company (“Torchlight Hazel”), Wolfbone Investments, LLC, a Texas limited liability company (“Wolfbone”) and Hudspeth Operating, LLC, a Texas limited liability company and wholly owned subsidiary of Hudspeth (“Hudspeth Operating”). All intercompany transactions have been eliminated in the consolidated financial statements.

2.	GOING CONCERN

At June 30, 2023, the Company had not yet achieved profitable operations. The Company had a net loss of $4,843,204 for the six months ended June 30, 2023. The Company expects to incur further losses in the development of its business. The Company had a working capital deficit as of June 30, 2023 of $43,597,623. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to generate future profitable operations or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement, institutional, or public sources; (2) obtaining loans from financial institutions, where possible, or (3) participating in joint venture transactions with third parties. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Basis of presentation—The financial statements are presented on a consolidated basis and include the accounts of Next Bridge Hydrocarbons, Inc. and its wholly owned subsidiaries, TEI, Hudspeth, Torchlight Hazel, Wolfbone, and Hudspeth Operating. All significant intercompany balances and transactions have been eliminated. As noted above, the Company was involved in the Spin-Off on December 14, 2022.

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

Accounts receivable – Accounts receivable consist of amounts due from a related party for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of December 31, 2022, no valuation allowance was considered necessary.

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

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During the six months ended June 30, 2023 the Company capitalized $1,139,183 of interest on unevaluated properties. Capitalized interest for the year ended December 31, 2022, was $1,363,538.

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

Ceiling test – Future production volumes from oil and natural gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and natural gas properties. If the net capitalized cost of proved oil and natural gas properties, net of related deferred income taxes, plus the cost of unproved oil and natural gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related realizable tax affects, plus the cost of unproved oil and natural gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The Company did not record an impairment expense for either the six months ended June 30, 2023 or for the year ended December 31, 2022.

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

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the statements of operation. The Company has not recorded any interest or penalties associated with unrecognized tax benefits for the six months ended June 30, 2023, and for the year ended December 31, 2022.

Revenue recognition – The Company’s revenue is typically generated from contracts to sell natural gas, crude oil or NGLs produced from interests in oil and natural gas properties owned by the Company. Contracts for the sale of natural gas and crude oil are evidenced by (1) base contracts for the sale and purchase of natural gas or crude oil, which document the general terms and conditions for the sale, and (2) transaction confirmations, which document the terms of each specific sale. The transaction confirmations specify a delivery point which represents the point at which control of the product is transferred to the customer. The Company elects to treat contracts to sell oil and natural gas production as normal sales, which are then accounted for as contracts with customers. The Company has determined that these contracts represent multiple performance obligations, which are satisfied when control of the commodity transfers to the customer, typically through the delivery of the specified commodity to a designated delivery point.

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

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The Company had no dilutive shares for the six months ended June 30, 2023, or for the year ended December 31, 2022.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations. The Company accrued no liability as of June 30, 2023 and December 31, 2022.

Recent accounting pronouncements adopted – In June 2016, the FASB issued ASC 326, Financial Instruments- Credit Losses (“ASC 326”), which replaces the current “incurred loss” methodology for recognizing credit losses with an “expected loss” methodology. This new methodology requires that a financial asset measured at amortized cost be presented at the net amount expected to be collected. This standard is intended to provide more timely decision-useful information about the expected credit losses on financial instruments. For smaller reporting companies, this guidance is effective for fiscal years beginning after December 15, 2022, and early adoption is permitted. The Company adopted this as of January 1, 2023. The adoption of ASC 326 did not have a material impact to our financial statements or results of operations.

4.	OIL & NATURAL GAS PROPERTIES

The following table presents the capitalized costs for oil and natural gas properties of the Company:

	June 30, 2023	December 31, 2022

Evaluated costs subject to amortization	$—	$—
Unevaluated costs	118,255,432	79,695,928
Total capitalized costs	118,255,432	79,695,928
Less accumulated depreciation, depletion and amortization	—	—
Total oil and gas properties	$118,255,432	$79,695,928

Unevaluated costs as of June 30, 2023, and December 31, 2022, include cumulative costs of developing projects including the Orogrande and Hazel Projects in West Texas and the costs related to the Oklahoma Properties. In accordance with required accounting adjustments related to the Spin-Off, the carrying value of the oil and natural gas assets were adjusted to fair value as of December 15, 2022.

The Company periodically adjusts for the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of, or changes in market value, of unevaluated leases. The impact of reclassifications as they become necessary is to increase the basis for calculation of future period’s depletion, depreciation and amortization which effectively recognizes the impairment on the consolidated statement of operations over future periods. Reclassified costs also become evaluated costs for purposes of ceiling tests, and which may cause recognition of increased impairment expense in future periods. There were no remaining cumulative unevaluated costs which had been reclassified within the Company’s full cost pool totals as of June 30, 2023 or December 31, 2022 since the Company had no proved reserve value associated with our properties.

Due to the volatility of commodity prices, should oil and natural gas prices decline in the future, it is possible that a write-down could occur. Proved reserves are estimated quantities of crude oil, natural gas, and NGLs, which geological and engineering data demonstrate with reasonable certainty to be recoverable from known reservoirs under existing economic and operating conditions. The independent engineering estimates include only those amounts considered to be proved reserves and do not include additional amounts which may result from new discoveries in the future, or from application of secondary and tertiary recovery processes where facilities are not in place or for which transportation or marketing contracts are not in place. Estimated reserves to be developed through secondary or tertiary recovery processes are classified as unevaluated properties.

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

As of June 30, 2023, the Company had interests in three oil and natural gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, and two wells in Central Oklahoma.

Orogrande Project, West Texas

On August 7, 2014, Torchlight entered into a Purchase Agreement with Hudspeth, McCabe Petroleum Corporation (“MPC”), and Gregory McCabe (“Mr. McCabe”). Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, Torchlight purchased 100% of the capital stock of Hudspeth which held certain oil and natural gas assets, including a 100% working interest in approximately 172,000 predominately contiguous acres in the Orogrande Basin in West Texas. Mr. McCabe has, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement among Hudspeth, MPC and Mr. McCabe. Such back-in interest is expected to be contributed to the Company pursuant to that certain Contribution Agreement (as defined below). See Note 11—Subsequent Events for additional information regarding the Contribution Agreement. Mr. McCabe also holds a 4.5% overriding royalty interest in the Orogrande acreage, —which he obtained prior to, and was not a part of the August 2014 transaction.

Effective March 27, 2017, the Orogrande acreage became subject to a University Lands D&D Unit Agreement (“DDU Agreement”), which allows for all 192 existing leases covering approximately 134,000 gross acres leased from University Lands to be combined into one drilling and development unit for development purposes. The term of the DDU Agreement expires on December 31, 2023, and the time to drill on the drilling and development unit continues through December 31, 2023. The DDU Agreement also grants the right to extend the DDU Agreement through December 31, 2028 if compliance with the DDU Agreement is met and the extension fee associated with the additional time is paid. The Company expects to exercise its option to extend the term under the DDU Agreement prior to its expiration.

Drilling obligations under the DDU Agreement include five wells per year in years 2021, 2022 and 2023. The drilling obligations are minimum yearly requirements and may be exceeded if acceleration is desired.

While drilling wells under our 2022 drilling obligation, our operations team deployed a new mist drilling solution that increased hole stability, which we believe will result in meaningful cost savings for additional wells drilled in the Orogrande Project. Multiple test wells were drilled in the Orogrande Project in order to stay in compliance with the DDU Agreement. While these previously drilled wells may have potential to produce hydrocarbons to sell commercially in the future, we have no immediate plans to deploy the additional capital necessary to sell production from these wells to third parties. Instead, we plan to use the results from these wells to determine our drilling plans for future wells, including reservoir locations, target depths and designated acreage, in the Orogrande Project. Notwithstanding the foregoing, development of the wells continued through June 30, 2023, to further capture and document the scientific base in support of demonstrating the production potential of the property. As of June 30, 2023, we have not commenced drilling activities under the 2023 drilling program.

Acquisition of Working Interest

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

The Merger became effective on April 25, 2023. As a result of the Merger, the Company acquired Wolfbone’s 22.6249% remaining rights to working interest in the Orogrande Project in consideration of the issuance by the Company of the 56,297,638 shares of the Company’s common stock to Mr. McCabe.

The Merger was completed in accordance with the Texas Business Organizations Code, whereby (a) the Company formed NBH MergeCo, LLC with the State of Texas (“MergeCo”) in order to cause Hudspeth to assign all of its rights under the Merger Agreement to MergeCo and MergeCo assumed Hudspeth’s obligations under the Merger Agreement, (b) MergeCo, Wolfbone and MPC merged with each of Wolfbone and MPC as surviving entities, and (c) Wolfbone became a direct and wholly-owned subsidiary of the Company. The closing of the transactions contemplated by the Merger Agreement occurred on May 11, 2023.

On May 11, 2023, the Company and its wholly owned subsidiary, Hudspeth, entered into a contribution and exchange agreement with each of the prior working interest owners in the Orogrande Project named in the table below (each an “Orogrande Owner” and collectively, the “Orogrande Owners”), pursuant to which, the Company issued to the Orogrande Owners the number of shares of the Company’s common stock set forth opposite such Orogrande Owner’s name below in exchange for and in order to acquire such Orogrande Owner’s rights to working interest in the Orogrande Project.

	Shares of Common Stock	Working Interest Contribution
Dingus Investments, Inc.	7,050,382	2.8334%
Pandora Energy, LP	6,220,779	2.5000%
Kennedy Minerals, Ltd	6,220,779	2.5000%
The de Compiegne Property Company No. 20, Ltd	6,220,779	2.5000%
Loma Hombre Energy, LLC	622,078	0.2500%
Sero Capital, LLC	725,840	0.2917%
TOTAL	27,060,637	10.8751%

The Orogrande Project ownership as of June 30, 2023, is detailed as follows:

	Revenue	Working
	Interest	Interest

University Lands – Mineral Owner	20.000%

ORRI – Magdalena Royalties, LLC, an entity controlled by Gregory McCabe, Chairman of the Board	4.500%

ORRI – Unrelated Party	0.500%

Hudspeth Oil Corporation, a subsidiary of Next Bridge Hydrocarbons, Inc.	56.250%	75.000%
Wolfbone Investments, LLC, a subsidiary of Next Bridge Hydrocarbons, Inc.	18.750%	25.000%
	100.000%	100.000%

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

Also on January 30, 2017, Torchlight entered into and closed a Purchase and Sale Agreement with Wolfbone. Under the agreement, Torchlight acquired certain of Wolfbone’s Hazel Project assets, including its interest in the Flying B Ranch #1 well and the 40-acre unit surrounding the well.

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

In exchange for MHP satisfying the above drilling obligations, Torchlight Subs granted to MHP the exclusive right and option to perform operations, at MHP’s sole cost and expense, on the Hazel Project sufficient to satisfy Torchlight Subs’s continuous development obligations on the northern half of the prospect. MHP declined to exercise its option to purchase the entire Hazel Project.

Hunton Play, Central Oklahoma

As of June 30, 2023, the Company was producing from one well in the Viking Area of Mutual Interest and one well in Prairie Grove.

5.	RELATED PARTY BALANCES

As of June 30, 2023 and December 31, 2022, the Company had a balance of $-0- and $177,519, respectively, for an account receivable due from MPC, an entity controlled by the largest shareholder and the chairman of the Company’s Board of Directors, for amounts advanced related to the Orogrande development cost sharing arrangement agreed to in connection with the acquisition of the Orogrande working interests in 2014. In connection with the closing of the Merger, the account receivable due from MPC was deemed fully satisfied and discharged.

On December 22, 2022, the Company issued an unsecured promissory note in the principal amount of up to $20 million in favor of Mr. McCabe (the “2022 Note”), which bears interest at 5% per annum, computed on the basis of a 365-day year.

On June 16, 2023, the Company entered into an amendment to the 2022 Note in order to extend the maturity date of the 2022 Date from June 21, 2023 to October 3, 2023 (the “2022 Note Maturity Date”). Such amendment also removed the provisions allowing for extensions of the 2022 Note Maturity Date in the event the Company raised $30 million or more in capital through debt or equity or a combination thereof by March 31, 2023. The outstanding principal of the 2022 Note, together with all accrued interest thereon, becomes due on October 3, 2023. The revolving commitment under the 2022 Note expires on the 2022 Note Maturity Date. As of June 30, 2023, the Company had $19 million in principal amount outstanding and $1 million of available borrowings under the 2022 Note. As of June 30, 2023, the Company had $316,284 in accrued but unpaid interest on the 2022 Note.

6.	COMMITMENTS AND CONTINGENCIES

Legal Matters

On April 30, 2020, the Company’s wholly owned subsidiary, Hudspeth, filed suit against Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies (“Cordax”). The suit, Hudspeth and Wolfbone Investments, LLC v. Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies, was filed in the 189th Judicial District Court of Harris County, Texas. The suit seeks the recovery of approximately $1.4 million in costs incurred as a result of a tool failure during drilling activities on the University Founders A25 #2 well that is located in the Orogrande Field. Wolfbone, a subsidiary of the Company, is a co-plaintiff in that action. After the suit was filed, Cordax filed a mineral lien in the amount of $104,500 against the Orogrande Field and has sued the operator and counterclaimed against Hudspeth for breach of contract, seeking the same amount as the lien. Meta, as the Company’s parent at the time, determined to add the manufacturer of one of the tool components that it contends was one of the causes of the tool failure. It was later disclosed that Cordax is the subsidiary of a Canadian parent company, who has also been added to the case. Cordax’s current Chairman of the Board filed a special appearance after being served with a citation, alleging that he was a Canadian citizen with no meaningful ties to Texas. After discovery was conducted on this issue, a nonsuit without prejudice for this defendant was filed, dismissing him from the case. The remaining parties attended mediation on June 15, 2022 that was unsuccessful in resolving the case. Cordax filed a motion for summary judgment, attempting to dismiss Hudspeth and Wolfbone’s claims. The Court denied Cordax’s motion. Discovery is substantially complete. The case is currently set for trial beginning October 16, 2023. The parties are in settlement negotiations. The Company is required to indemnify Meta in connection with this matter pursuant to the terms of the Distribution Agreement with Meta entered into in connection with the consummation of the Spin-Off.

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

Environmental Matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of June 30, 2023, and December 31, 2022, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

7.	STOCKHOLDERS’ EQUITY

The Company has 500,000,000 authorized shares of common stock, par value of $0.0001 per share and 50,000,000 authorized shares of preferred stock, par value of $0.0001 per share. As of December 31, 2022, the Company had outstanding 165,472,241 shares of common stock and no shares of preferred stock outstanding. As of June 30, 2023, the Company had outstanding 248,830,516 shares of common stock and no shares of preferred stock outstanding.

Stock Based Compensation

In 2022, the Company’s board of directors adopted, and the stockholders approved, the 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan permits the Company to grant stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, for up to a maximum of 58,273,612 shares following an automatic increase to the number of shares reserved under the 2022 Plan on January 1, 2023. During the six months ended June 30, 2023, the Company granted 24,403,612 stock options as authorized under the 2022 Plan. Vesting is subject to continued service with the Company for up to one year with provisions for earlier vesting subject to the attainment of events outlined in the Plan. Upon the resignations by certain of the Company’s employees, 6,618,889 of the options granted to those employees during the six months ended June 30, 2023 were forfeited, canceled and returned to the option pool available under the 2022 Plan.

Options granted were valued using the Black-Scholes Option Pricing Model resulting in a total value of $1,741,862. Option expense for the six months ended June 30, 2023, net of forfeitures, was $528,927.

A summary of stock options outstanding as of June 30, 2023, all of which expire in 2033, including the relevant exercise price is presented below:

Exercise	Expiration
Price	2033	Total

$1.2056	17,784,723	17,784,723
	17,784,723	17,784,723

8.	INCOME TAXES

The Company recorded no income tax provision at June 30, 2023 and December 31, 2022 because of anticipated losses for the 2023 fiscal year and actual losses incurred in 2022.

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the six months ended June 30, 2023 because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the year ended December 31, 2022.

The Company had a Gross deferred tax asset related to federal net operating loss carryforwards of $81,288,834 and $74,081,761 at June 30, 2023 and December 31, 2022, respectively. The federal net operating loss carryforward will begin to expire in 2034. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

9.	NOTES PAYABLE, RELATED PARTIES

On October 1, 2021, the Company entered into a note payable with Meta, its former parent, to borrow up to $15 million which bears interest at 8% per annum, computed on the basis of a 360-day year (the “2021 Note”). The 2021 Note was initially to mature on March 31, 2023 (the “2021 Note Maturity Date”); provided, however, if the Company raised $30 million or more in capital through debt or equity or a combination thereof by the 2021 Note Maturity Date, the 2021 Note Maturity Date would be extended to September 30, 2023, and the outstanding principal of the 2021 Note will amortize in six equal, monthly installments. If an event of default has occurred and is continuing, interest on the 2021 Note may accrue at the default rate of 12% per annum. The outstanding principal of the 2021 Note, together with all accrued interest thereon, becomes due on the 2021 Note Maturity Date. The 2021 Note includes a restrictive covenant that, subject to certain exceptions and qualifications, restricts the Company’s ability to merge or consolidate with another person or entity, or sell or transfer all or substantially all of its assets, unless the Company is the surviving entity or the successor entity assumes all of obligations under the 2021 Note. The 2021 Note is collateralized by certain shares of common stock in Meta held by one of Meta’s stockholders, Mr. McCabe, and by a lien on a 25% interest in the Orogrande Project owned by Wolfbone, a subsidiary of the Company.

On September 2, 2022, the Company entered into a loan agreement with Meta, as lender (the “Loan Agreement”) that would govern prior loan amounts advanced to the Company from Meta. As of August 11, 2022, and August 29, 2022, the Company borrowed an additional $1.2 million and $1.46 million, respectively, representing the remaining amount available for borrowing under the Loan Agreement and resulting in a total of $5 million principal amount outstanding related to the Loan Agreement, the proceeds of which were used for working capital and general corporate purposes. The term loans under the Loan Agreement bear interest at a per annum rate equal to 8% and were to mature on March 31, 2023 (the “Maturity Date”); provided, however, if the Company raised $30 million or more in capital through debt or equity, or a combination thereof by the Maturity Date, the Maturity Date would be extended to October 3, 2023 and the term loan would be amortized in six equal monthly installments. The Loan Agreement includes customary representations and covenants that, subject to exceptions and qualifications, restrict our ability to do certain things, such as: engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; incur additional indebtedness; incur liens; make loans and investments; declare dividends or redeem or repurchase equity interests; and enter into certain restrictive agreements. In addition, the Loan Agreement contains customary events of default, mandatory prepayment events and affirmative covenants, including, without limitation, covenants regarding the payment of taxes and other obligations, maintenance of insurance, maintenance of our material properties, reporting requirements, compliance with applicable laws and regulations, and formation or acquisition of new subsidiaries.

On March 31, 2023, the Company entered into an amendment to the 2021 Note and an amendment to Loan Agreement in order to extend each of the 2021 Note Maturity Date and the Maturity Date respectively from March 31, 2023 to October 3, 2023. Such amendments also removed the provisions allowing for extensions of the 2021 Note Maturity Date and the Maturity Date in the event the Company raised $30 million or more in capital through debt or equity or a combination thereof by March 31, 2023.

Under the terms of the Arrangement Agreement that governed the merger transaction between Torchlight and Meta in June 2021, the oil and natural gas assets were to be sold or spun out from Meta and the costs of any sale or spin-off incurred by Meta were to be borne the then-existing shareholders of Torchlight. The amount of the reimbursement payable to Meta in connection with the Spin-Off is $2.59 million which was added to the principal amount of the Loan Agreement for a principal balance outstanding of $7.59 million as of March 31, 2023. Concurrently with the amendment to the Loan Agreement, the Company made a prepayment of $1 million to reduce the principal balance to $6.59 million. As of June 30, 2023, the loans under the Loan Agreement had an outstanding balance of $6.59 million.

The combined balance on the 2021 Note and the Loan Agreement as of June 30, 2023 was $21.59 million. As of June 30, 2023, the combined total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $2.1 million.

In connection with the Merger, on December 22, 2022, the Company entered into the 2022 Note in the principal amount of up to $20 million in favor of Mr. McCabe. The Company is entitled to request advances under the 2022 Note in a minimum principal amount of $100,000 each. Mr. McCabe is the largest shareholder of the Company’s common stock and the chairman of the board of directors of the Company. As of June 30, 2023, the Company had a balance of $19 million and accrued and unpaid interest of $316,284 under the 2022 Note.

10.	ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligations liability through June 30, 2023:

Asset retirement obligations – January 1, 2022	$21,937

Accretion expense	1,092
Estimated liabilities recorded	223,837
Asset retirement obligations – December 31, 2022	$246,866

Accretion expense	5,865
Estimated liabilities recorded	—
Asset retirement obligations – March 31, 2023	$252,731

Accretion expense	6,071
Estimated liabilities recorded	—
Asset retirement obligations – June 30, 2023	$258,802

11.	SUBSEQUENT EVENTS

On July 25, 2023, the Company entered into a Contribution Agreement among the Company, Mr. McCabe, and MPC, an entity exclusively owned and operated by Mr. McCabe (the “Contribution Agreement”), pursuant to which Mr. McCabe will contribute up to a ten percent (10%) back-in working interest option for the Orogrande Project exercisable following the point in time at which the proceeds of all production from all operations conducted on the Orogrande Project (exclusive of royalty, overriding royalty and taxes chargeable to the working interest) equals the actual cost incurred by NBH and its predecessors in drilling, testing, equipping and the cost of operating the wells located on the Orogrande Prospect, inclusive of overhead charges (the “Back-In Interest”), an option originally granted to Mr. McCabe pursuant to that certain Participation Agreement, dated September 23, 2014 (the “Participation Agreement”), by and among Mr. McCabe, Hudspeth, and MPC, and MPC will contribute up to one hundred percent (100%) of the interest currently held by MPC in the drilling project located on over 1,150 acres in Vermillion Parish, Louisiana (the “Bronco Prospect”). Pursuant to the Contribution Agreement, and subject to the satisfaction of certain conditions provided therein, including the effectiveness of the Company’s Registration Statement on Form S-1 (File No. 333-273442) filed with the SEC on July 26, 2023 (the “Registration Statement”), Mr. McCabe will contribute an amount of the Back-In Interest and MPC will contribute an amount of the Bronco Prospect in proportion to the percentage of shares of common stock of NBH that are directly registered in the name of the beneficial owner with the Company’s transfer agent on or prior to the record date (as defined in the Registration Statement) and remain directly registered with the Company’s transfer agent for the holding period (as defined in the Registration Statement).

On August 7, 2023, Mr. McCabe and Meta entered into a Loan Sale Agreement whereby Mr. McCabe purchased from Meta (i) the 2021 Note and (ii) certain Loans made to the Company by Meta pursuant to the Loan Agreement (the “Loan Purchase”). As a result of the Loan Purchase, Mr. McCabe replaced Meta as the lender and secured party under the 2021 Note and the Loan Agreement. Additionally, as part of the Loan Purchase, Meta assigned to Mr. McCabe its lien on 25% of the Orogrande Prospect. The Company’s obligations and responsibilities under the 2021 Note and the Loan Agreement remain unchanged.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes that are included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by our amendment on Form 10-K/A filed with the SEC on May 1, 2023. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report, particularly under the section titled “Cautionary Statement Concerning Forward-Looking Statements.”

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

We operate our business through five wholly owned subsidiaries: TEI, Hudspeth Oil Corporation, Torchlight Hazel, Wolfbone, and Hudspeth Operating.

The Orogrande Project is subject to the University Lands D&D Unit Agreement (the “DDU Agreement”) which allows for all 192 existing leases covering approximately 134,000 gross acres leased from University Lands to be combined into one drilling and development unit for development purposes. The term of the DDU Agreement expires on December 31, 2023, and the time to drill on the drilling and development unit continues through December 31, 2023. The DDU Agreement also grants the right to extend the DDU Agreement through December 31, 2028 if we are in compliance with the DDU Agreement and the extension fee associated with the additional time is paid. We expect to exercise the option to extend prior to the expiration of the DDU Agreement. As of June 30, 2023, leases covering approximately 134,000 acres remain in effect. Our drilling obligations under the DDU Agreement include five wells for 2023. As of June 30, 2023, we have not commenced drilling activities under the 2023 drilling program.

Market Conditions, Commodity Prices and Interest Rates

U.S. and global markets have experienced heightened volatility following impactful geopolitical events, consistent evidence of widespread inflation, as well as increased fears of an economic recession. Recent measures have been taken by the U.S. Federal Reserve to combat persistent inflation by increasing interest rates throughout 2022 and 2023. The global banking sector has experienced material disruptions which has also contributed to market volatility. Further, the full-scale military invasion of Ukraine by Russian troops has continued unabated since February 2022 coupled with related economic sanctions imposed on Russia further exacerbating supply shortages, leading to disruptions in the credit and capital markets, including significant uncertainty in commodity prices, during 2022 and into 2023. Prices for oil and natural gas are determined primarily by prevailing market conditions, which have been and could continue to be volatile.

The combination of geopolitical events, inflation and the rising rate environment has led to increasing forecasts of a U.S. or global recession. Any such recession could prolong market volatility or cause a decline in commodity prices, among other potential impacts.

We cannot estimate the length or gravity of the future impact these events will have on our results of operations, financial position, liquidity and the value of oil and natural gas reserves.

Results of Operations

Results for three and six month periods ending June 30, 2023 and 2022

Revenue and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Product Sales BOE	188	308	419	308

Total Revenue	$4,841	$17,404	$15,765	$17,404
Cost of revenue	$(11,043)	$(31,453)	$(27,645)	$(42,074)
Gross Profit (Loss)	$(6,202)	$(14,049)	$(11,880)	$(24,670)

Gross profit percentage	(128.11)%	(80.72)%	(75.36)%	(141.75)%

 Production Revenues and Cost of Revenue

For the six months ended June 30, 2023, we had production revenue of $15,765 compared to $17,404 of production revenue for the prior year period. The change in revenue was primarily due to revenue from production sold from the Oklahoma wells. Our cost of revenue, consisting of lease operating expenses and production taxes, was $11,043 and $27,645 for the three and six months ended June 30, 2023, respectively, compared to $31,453 and $42,074 for the same periods during the prior year. Refer to the table of production and revenue included below for changes in revenue:

		Oil	Gas
		Production	Production	Oil	Gas	Total
Property	Quarter	(Bbls)	(Mcf)	Revenue	Revenue	Revenue

Oklahoma	Q1 - 2022	0	0	$—	$—	$—
Hazel (TX)	Q1 - 2022	0	0	—	—	—
Total Q1-2022		0	0	$—	$—	$—

Oklahoma	Q2 - 2022	97	1,267	$9,688	$7,716	$17,404
Hazel (TX)	Q2 - 2022	0	0	—	—	—
Total Q2-2022		97	1,267	$9,688	$7,716	$17,404

Oklahoma	Q3 - 2022	43	887	$4,635	$8,329	$12,964
Hazel (TX)	Q3 - 2022	0	0	—	—	—
Total Q3-2022		43	887	$4,635	$8,329	$12,964

Oklahoma	Q4 - 2022
Predecessor		28	635	$2,473	$5,432	$7,905
Successor		15	242	1,276	1,285	2,561
Hazel (TX)	Q4 - 2022	0	0	—	—	—
Total Q4-2022		43	877	$3,749	$6,717	$10,466
Total 2022		183	3,031	$18,072	$22,762	$40,834
Average Commodity Price				$98.75	$7.51

Oklahoma	Q1 - 2023	107	748	$8,141	$2,783	$10,924
Hazel (TX)	Q1 - 2023	0	0	—	—	—
Total Q1-2023		107	748	$8,141	$2,783	$10,924

Oklahoma	Q2 - 2023	43	867	$3,195	$1,646	$4,841
Hazel (TX)	Q2 - 2023	0	0	—	—	—
Total Q2-2023		43	867	$3,195	$1,646	$4,841
		150	1,615	$11,336	$4,429	$15,765

Average Commodity Price				$75.57	$2.74

Expenses for the three and six months ended June 30, 2023 and 2022

We did not record any depreciation, depletion and amortization expense for either of the three and six months ended June 30, 2023 or 2022.

Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Operating Expenses
General & Administrative	$2,449,551	$1,162,957	$4,831,325	$1,988,694
Total operating expenses	$2,449,551	$1,162,957	$4,831,325	$1,988,694

 General and Administrative Expenses

Our general and administrative expense for the three and six month period ended June 30, 2023, was $2,449,551 and $4,831,325, respectively, compared with $1,162,957 and $1,988,694 for the same periods from the prior year. Our general and administrative expenses consisted of employee compensation expense, accounting and administrative costs, legal and other professional consulting fees, and other general corporate expenses. The change in general and administrative expenses in 2023, compared to 2022, is primarily due to increased employee compensation and an increase in consulting fees, filing fees, legal fees, director and officer liability insurance, and expense recorded relative to the issuance of employee stock options.

Liquidity and Capital Resources

The business of exploring for, developing and producing oil and natural gas is capital intensive. Because oil, natural gas and NGL reserves are a depleting resource, like all upstream operators, we must make capital investments to grow and even sustain production. Our principal liquidity requirements are to finance operations, fund capital expenditures and acquisitions and satisfy any indebtedness obligations. Cash flows are subject to a number of variables, including the level of oil and natural gas production and prices, and the significant capital expenditures required to more fully develop our oil and natural gas properties. Historically, our primary sources of capital funding and liquidity have been from borrowings. At times and as needed, we may also issue debt or equity securities. We estimate the combination of the sources of capital discussed above will continue to be adequate to meet our short and long-term liquidity needs but there can be no assurances that any such sources will be available if needed.

Cash on hand and operating cash flow can be subject to fluctuations due to trends and uncertainties that are beyond our control. Our ability to issue equity and obtain credit on favorable terms may be impacted by a variety of market factors as well as fluctuations in our results of operations.

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

We issued an unsecured promissory note in the principal amount of up to $20 million in favor of Mr. McCabe (the “2022 Note”), which bears interest at 5% per annum, computed on the basis of a 365-day year. On June 16, 2023, we entered into an amendment to the 2022 Note in order to extend the maturity date of the 2022 Date from June 21, 2023 to October 3, 2023 (the “2022 Note Maturity Date”). Such amendments also removed the provisions allowing for extensions of the 2022 Note Maturity Date in the event we raised $30 million or more in capital through debt or equity or a combination thereof by March 31, 2023. The outstanding principal of the 2022 Note, together with all accrued interest thereon, becomes due on October 3, 2023.

As of June 30, 2023, we had $1.7 million of liquidity, comprised of $1.0 million unused borrowing capacity under the 2022 Note and $0.7 million of cash and cash equivalents on hand. Our short and long-term capital requirements consist primarily of funding our development and drilling activities, payment of contractual obligations and debt service. The 2022 Note bears interest at 5% per annum, computed on the basis of a 365-day year, and matures on October 3, 2023. The outstanding principal of the 2022 Note, together with all accrued interest thereon, becomes due on October 3, 2023. The revolving commitment under the 2022 Note expires on October 3, 2023. As of June 30, 2023, we had $19.0 million principal amount outstanding and $1.0 million of available borrowings under the 2022 Note. The total amount of accrued and unpaid interest under the 2022 Note was $316,284.

The 2021 Note is fully drawn with a principal balance outstanding of $15 million, bears interest at 8% per annum, computed on the basis of a 360-day year, and matures on October 3, 2023. If an event of default occurred and is continuing, interest on the 2021 Note may accrue at the default rate of 12% per annum. Additionally, we have an aggregate principal balance of $6.59 million outstanding under the Loan Agreement which bears interest at a fixed rate of 8% per annum if no event of default exists, and at a fixed rate of 12% per annum if an event of default exists. The loans under the Loan Agreement mature on October 3, 2023. The total combined amount of accrued and unpaid interest under the 2021 Note and the Loan Agreement was $2.1 million as of June 30, 2023.

As of June 30, 2023, we had aggregate interest accrued on the 2022 Note, the 2021 Note and under the Loan Agreement of $2.4 million.

At June 30, 2023, we had working capital deficit of $43.6 million and total assets of $119.1 million. Stockholders’ equity was $74.5 million. The negative working capital is principally due to notes payable which will be payable within one year.

Management believes that our currently available resources may not provide sufficient funds to enable us to meet our financing and drilling obligations for the 2023 fiscal year. We anticipate that we will continue to incur operating losses and generate negative cash flows from operations for the foreseeable future. As a result, we will need additional capital resources to fund our operations both in the short term and in the long term, prior to achieving break even or positive operating cash flow. While we do not have any committed sources of capital, we expect to continue to opportunistically seek access to additional funds through public or private equity offerings or debt financings, through partnering or other strategic arrangements, including credit application arrangements with our third party servicers, or a combination of the foregoing. Despite our efforts, we may face obstacles in continuing to attract new financing due to industry conditions and our history and current record of net losses. We can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

We do not expect to pay cash dividends on our common stock in the foreseeable future.

The following table summarizes sources and uses of cash and cash equivalents:

	Six Months Ended June 30
	2023	2022

Net loss	$(4,843,204)	$(2,600,106)
Net cash provided by (used in) operating activities	(6,731,561)	(4,656,992)

Net cash used in investing activities	(8,900,988)	(1,491,766)

Net cash provided by financing activities	15,800,655	5,157,599

Net increase (decrease) in cash	168,106	(991,159)

Cash—beginning of period	569,298	1,989,419
Cash—end of period	$737,404	$998,260

Cash Flow Used in Operating Activities

Cash flow used in operating activities for the six months ended June 30, 2023 was $6,731,561 compared to $4,656,992 for the six months ended June 30, 2022. Cash flows used in operating activities for the six months ended June 30, 2023 can be primarily attributed to the net loss from operations offset by an increase in accounts payable. Cash flows used in operating activities for the six months ended June 30, 2022, can be primarily attributed to the net loss from operations offset by a decrease in accounts payable. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash Flow Used in Investing Activities

Cash flow used in investing activities for the six months ended June 30, 2023 was $8,900,988 compared to $1,491,766 for the six months ended June 30, 2022. Cash flow used in investing activities principally consists of investment in oil and natural gas properties in Texas.

Cash Flows from Financing Activities

Cash flows from financing activities for the six months ended June 30, 2023 was $15,800,655 compared to $5,157,599 for the six months ended June 30, 2022. Cash flows from financing activities consists of proceeds from additional borrowings from a related party, which had a principal balance of $19,000,000 outstanding as of June 30, 2023. For the six months ended June 30, 2023, we incurred aggregate interest on the 2022 Note, the 2021 Note and under the Loan Agreement of $646,323.

Capital Expenditures

Our capital expenditures are summarized in the following table:

	Six Months Ended June 30,
	2023	2022
Acquisitions:
Proved property	$—	$—
Unproved property	—	—
Exploration and development:
Developmental leasehold costs	—	—
Exploratory drilling and completion costs	—	—
Development drilling and completion costs	8,900,988	1,491,766
Other development costs	—
Capitalized interest	1,139,183	—
Asset retirement obligations	—	—
Total exploration and development	10,040,171	1,491,766
Other property	—	—
Total capital expenditures	$10,040,171	$1,491,766
Change in accrued capital expenditures and other	—	—
Prepaid drilling costs	(150,000)	—
Capitalized interest	(1,139,183)	—
Asset retirement obligations	—	—
Total cash capital expenditures	$8,750,988	$1,491,766

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 6. “Commitments and Contingencies” to the unaudited financial statements included elsewhere in this report for information regarding our legal proceedings.

ITEM 1A.	RISK FACTORS

A description of the risk factors associated with our business is contained in the “Risk Factors” section of Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by our amendment on Form 10-K/A filed with the SEC on May 1, 2023. There have been no material changes to our risk factors as previously reported.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On May 11, 2023, the Company issued 56,297,638 shares of restricted common stock to Mr. McCabe under that certain Agreement and Plan of Merger dated as of December 21, 2022 (the “Merger Agreement”) with Hudspeth, Wolfbone, MPC and Mr. McCabe and the number of shares of common stock set forth opposite each of the prior working interest owners in the Orogrande Project named in the table below (each an “Orogrande Owner” and collectively, the “Orogrande Owners”) to each of the Orogrande Owners pursuant to contribution and exchange agreements with each of the Orogrande Owners as follows:

	Shares of Common Stock	Working Interest Contribution
Dingus Investments, Inc.	7,050,382	2.8334%
Pandora Energy, LP	6,220,779	2.5000%
Kennedy Minerals, Ltd	6,220,779	2.5000%
The de Compiegne Property Company No. 20, Ltd	6,220,779	2.5000%
Loma Hombre Energy, LLC	622,078	0.2500%
Sero Capital, LLC	725,840	0.2917%
TOTAL	27,060,637	10.8751%

The Company issued the shares of the Company’s common stock to Mr. McCabe under the Merger Agreement and to each of the Orogrande Owners pursuant to contribution and exchange agreements, in each case, without registration under the Securities Act of 1933, as amended (the “Securities Act”) by reason of an exemption from registration afforded by the provisions of Section 4(a)(5) and/or Section 4(a)(2) thereof, and Rule 506(b) promulgated thereunder, as a transaction by an issuer not involving any public offering and based on Mr. McCabe’s representations and warranties included in the Merger Agreement and each Orogrande Owner’s representations and warranties included in the contribution and exchange agreements, respectively, that (a) such person is an “accredited investor” as defined under the Securities Act, and (b) the shares of common stock were acquired for investment for such person’s account, and not with a view to resale or distribute any part thereof, unless otherwise allowed for under the Securities Act or any applicable exemption from registration. As a result of the Company being a reporting company with the SEC, the Company believes that each of Mr. McCabe and the Orogrande Owners had access to the type of information normally provided in a prospectus for a registered securities offering. No underwriting discounts or commissions were paid in connection with the issuances.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

3.1	First Amended and Restated Articles of Incorporation of Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

3.2	Amended and Restated By-laws of Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.1	First Amendment to Unsecured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe, dated June 16, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed June 26, 2023).

10.2	Form of Contribution Agreement between the Orogrande Owner and Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed May 16, 2023).

10.3	Contribution Agreement, by and among Next Bridge Hydrocarbons, Inc., Gregory McCabe, and McCabe Petroleum Company, dated July 25, 2023 (incorporated by reference to Exhibit 10.27 to our Registration Statement on Form S-1 (File No. 333-273442)).

31.1*	Certifications (pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act) by the Principal Executive Officer.

31.2*	Certifications (pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act) by the Principal Financial Officer.

32.1†	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principle Executive Officer and Principle Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Labels Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT BRIDGE HYDROCARBONS, INC.

Date: August 14, 2023	/s/ Clifton DuBose, Jr.
Clifton DuBose, Jr., Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2023	/s/ Lucas T. Hawkins
Lucas T. Hawkins, Chief Financial Officer
(Principal Financial and Accounting Officer)