Form 10-Q
period 2023-09-30
Next Bridge Hydrocarbons, Inc.
filed 2023-11-14
CIK 1936756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.0001, as of November 10, 2023 was 248,830,516.

NEXT BRIDGE HYDROCARBONS, INC.

QUARTERLY REPORT

For the Quarter Ended September 30, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be identified by their use of terms such as “anticipate,” “assume,” “believe,” “budget,” “can,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “pending,” “plan,” “potential,” “projected,” “will,” and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this report are forward-looking statements. Forward-looking statements appear throughout this report, and include statements about such matters as:

●	amount and timing of future production of oil and natural gas;

●	amount, nature and timing of capital expenditures;

●	the number of anticipated wells to be drilled after the date hereof;

●	the availability of exploration and development opportunities;

●	our financial or operating results;

●	our cash flow and anticipated liquidity;

●	operating costs including lease operating expenses, administrative costs and other expenses;

●	finding and development costs;

●	our business strategy;

●	our expectations regarding the Participation Agreements; and

●	other plans and objectives for future operations.

Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason. They can be affected by a number of factors, including, among others:

●	the risks described in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2022, as amended on Form 10-K/A filed on May 1, 2023;

●	the volatility of prices and supply of, and demand for, oil and natural gas;

●	the timing and success of our drilling activities;

●	the numerous uncertainties inherent in estimating quantities of oil and natural gas reserves and actual future production rates and associated costs;

●	our ability to successfully identify, execute or effectively integrate future acquisitions;

●	the usual hazards associated with the oil and natural gas industry, including fires, well blowouts, pipe failure, spills, explosions and other unforeseen hazards;

●	our ability to effectively market our oil and natural gas;

●	the availability of rigs, equipment, supplies and personnel;

●	our ability to discover or acquire additional reserves;

●	our ability to satisfy future capital requirements;

●	changes in regulatory requirements;

●	general economic conditions (including the ongoing conflicts in Ukraine and the Middle East), status of the financial markets and competitive conditions; and

●	our ability to retain key members of our senior management and key employees.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$4,884,997	$569,298
Accounts receivable, related party	—	177,519
Production receivable	4,270	—
Prepayments - development costs	106,480	150,000
Prepaid expenses	70,908	62,300
Total current assets	5,066,655	959,117

Oil and natural gas properties, net	119,538,170	79,695,928

Other assets	105,179	80,179

TOTAL ASSETS	$124,710,004	$80,735,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,285,641	$3,891,649
Prepayments, working interest owners	5,611,892	—
Note Payable - Meta	—	22,573,724
Note Payable - Related Party	41,589,362	2,000,000
Accrued interest payable	3,191,007	1,571,336
Total current liabilities	51,677,902	30,036,709

Asset retirement obligations	264,826	246,866
Total liabilities	51,942,728	30,283,575

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.0001, 50,000,000 shares authorized; -0- issued and outstanding September 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001; 500,000,000 shares authorized; 248,830,516 issued and outstanding at September 30, 2023; 165,472,241 issued and outstanding at December 31, 2022	24,883	16,547
Additional paid-in capital	80,971,349	51,345,640
Accumulated deficit	(8,228,956)	(910,538)
Total stockholders’ equity	72,767,276	50,451,649

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$124,710,004	$80,735,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Oil and natural gas sales	$7,731	$12,810	$23,496	$30,214

Operating expenses:
Lease operating expenses	10,302	14,880	36,812	55,701
Production taxes	557	779	1,692	2,032
General and administrative	2,472,086	1,800,472	7,303,411	3,789,166
Total operating expenses	2,482,945	1,816,131	7,341,915	3,846,899

Other income (expense)
Interest expense	—	(360,877)	—	(948,099)
Interest income	—	11	1	491
Total other income (expense)	—	(360,866)	1	(947,608)

Loss before income taxes	(2,475,214)	(2,164,187)	(7,318,418)	(4,764,293)

Provision for income taxes	—	—	—	—

Net loss	$(2,475,214)	$(2,164,187)	$(7,318,418)	$(4,764,293)

Loss per common share:
Basic and Diluted	$0.01	$0.01	$0.04	$0.03
Weighted average number of common shares outstanding:
Basic and Diluted	248,830,516	163,673,730	185,319,449	163,673,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common stock shares	Common stock amount	Additional paid-in capital	Accumulated deficit	Total
Balance, January 1, 2022	1	$—	$100,546,596	$(67,978,627)	$32,567,969

Contributions from parent	—	—	317,792	—	317,792
Net loss	—	—	—	(836,035)	(836,035)

Balance, March 31, 2022	1	$—	$100,864,388	$(68,814,662)	$32,049,726

Net loss	—	—	—	(1,764,071)	(1,764,071)
Prior period adjustment	—	—	(1,193)	(208,889)	(210,082)

Balance, June 30, 2022	1	$—	$100,863,195	$(70,787,622)	$30,075,573

Common stock issued	165,523,362	16,552	(16,552)	—	—
Net loss	—	—	—	(2,164,187)	(2,164,187)

Balance, September 30, 2022	165,523,363	$16,552	$100,846,643	$(72,951,809)	$27,911,386

Balance, January 1, 2023	165,472,241	$16,547	$51,345,640	$(910,538)	$50,451,649

Issuance of stock options	—	—	145,155	—	145,155
Net loss	—	—	—	(2,387,451)	(2,387,451)

Balance, March 31, 2023	165,472,241	$16,547	$51,490,795	$(3,297,989)	$48,209,353

Common stock issued	83,358,275	8,336	28,333,478	—	28,341,814
Issuance of stock options	—	—	383,772	—	383,772
Net loss	—	—	—	(2,455,753)	(2,455,753)

Balance, June 30, 2023	248,830,516	$24,883	$80,208,045	$(5,753,742)	$74,479,186

Issuance of stock options	—	—	763,304	—	763,304
Net loss	—	—	—	(2,475,214)	(2,475,214)

Balance, September 30, 2023	248,830,516	$24,883	$80,971,349	$(8,228,956)	$72,767,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(7,318,418)	$(4,764,293)
Adjustments to reconcile net loss to net cash from operations:
Accretion expense	17,961	—
Interest paid in kind	—	948,099
Expense related to stock options issued	1,292,231	—
Change in:
Accounts receivable	(4,271)	23,340
Accounts receivable, related party	—	(1,872)
Prepayments - development costs	43,520	—
Prepaid expenses	(8,608)	(3,954)
Other assets	(25,000)	—
Accounts payable and accrued expenses	(2,590,371)	(2,268,335)
Net cash from operating activities	(8,592,956)	(6,067,015)

Cash Flows From Investing Activities
Investment in oil and natural gas properties	(9,503,892)	(1,630,137)
Net cash from investing activities	(9,503,892)	(1,630,137)

Cash Flows From Financing Activities
Proceeds from notes payable, related party	18,000,000	7,500,000
Payments on promissory notes	(1,000,000)	—
Payments on accrued interest	(199,345)	—
Prepayments, working interest owners	5,611,892	—
Contributions from parent, net	—	316,599
Net cash from financing activities	22,412,547	7,816,599

Net increase (decrease) in cash	4,315,699	119,447

Cash - beginning of period	569,298	1,989,419

Cash - end of period	$4,884,997	$2,108,866

Supplemental disclosure of cash flow information:
Cash paid for interest	$199,345	$—

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for working interest in oil and natural gas properties	$28,341,814	$—
Account receivable-related party discharged in working interest acquisition	$177,519	$—
Capitalized Interest	$1,819,016	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

The accompanying Financial Statements contain comparative financial disclosures from the Financial Statements of the predecessor Company described above.

The accompanying Statement of Stockholders’ Equity contains a reclassification effective June 30, 2023, between Common Stock and Additional paid-in capital of $75,022 to correct the par value used to account for common stock issued in the Three Months Ended June 30, 2023.

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

At September 30, 2023, the Company had not yet achieved profitable operations. The Company had a net loss of $7,318,418 for the nine months ended September 30, 2023. The Company expects to incur further losses in the development of its business. The Company had a working capital deficit as of September 30, 2023 of $46,611,246. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on its ability to generate future profitable operations or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining debt or equity funding from private placement, institutional, or public sources; (2) obtaining loans from financial institutions, where possible, (3) participating in joint venture transactions with third parties, (4) entering into farmout or other participation arrangements with respect to the Orogrande Project or any other prospects acquired by the Company, or (5) acquiring drilling prospects and selling such prospects for a profit, through stock or cash transactions. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

Concentration of risks—At times the Company’s cash balances are in excess of amounts guaranteed by the Federal Deposit Insurance Corporation. The Company’s cash is placed with a highly rated financial institution, and the Company regularly monitors the creditworthiness of the financial institutions with which it does business.

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

Accounts receivable – Accounts receivable consist of amounts due from a related party for their share of expenses paid on their behalf by the Company. Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of September 30, 2023, no valuation allowance was considered necessary.

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

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During the nine months ended September 30, 2023, the Company capitalized $1,819,016 of interest on unevaluated properties. Capitalized interest for the year ended December 31, 2022, was $1,363,538.

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

Ceiling test – Future production volumes from oil and natural gas properties are a significant factor in determining the full cost ceiling limitation of capitalized costs. Under the full cost method of accounting, the Company is required to periodically perform a “ceiling test” that determines a limit on the book value of oil and natural gas properties. If the net capitalized cost of proved oil and natural gas properties, net of related deferred income taxes, plus the cost of unproved oil and natural gas properties, exceeds the present value of estimated future net cash flows discounted at 10 percent, net of related realizable tax affects, plus the cost of unproved oil and natural gas properties, the excess is charged to expense and reflected as additional accumulated DD&A. The Company did not record an impairment expense for either the nine months ended September 30, 2023 or for the year ended December 31, 2022.

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

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the statements of operation. The Company has not recorded any interest or penalties associated with unrecognized tax benefits for the nine months ended September 30, 2023, and for the year ended December 31, 2022.

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

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The Company had no dilutive shares for the nine months ended September 30, 2023, or for the year ended December 31, 2022.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations. The Company accrued no liability as of September 30, 2023 and December 31, 2022.

Recent accounting pronouncements adopted – No new accounting pronouncements have been adopted or issued that would impact the financial statements of the Company.

4.	OIL & NATURAL GAS PROPERTIES

The following table presents the capitalized costs for oil and natural gas properties of the Company:

	September 30, 2023	December 31, 2022
Evaluated costs subject to amortization	$—	$—
Unevaluated costs	119,538,170	79,695,928
Total capitalized costs	119,538,170	79,695,928
Less accumulated depreciation, depletion and amortization	—	—
Total oil and gas properties	$119,538,170	$79,695,928

Unevaluated costs as of September 30, 2023, and December 31, 2022, include cumulative costs of developing projects including the Orogrande and Hazel Projects in West Texas and the costs related to the Oklahoma Properties. In accordance with required accounting adjustments related to the Spin-Off, the carrying value of the oil and natural gas assets were adjusted to fair value as of December 15, 2022.

The Company periodically adjusts for the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of, or changes in market value, of unevaluated leases. The impact of reclassifications as they become necessary is to increase the basis for calculation of future period’s depletion, depreciation and amortization which effectively recognizes the impairment on the consolidated statement of operations over future periods. Reclassified costs also become evaluated costs for purposes of ceiling tests, and which may cause recognition of increased impairment expense in future periods. There were no remaining cumulative unevaluated costs which had been reclassified within the Company’s full cost pool totals as of September 30, 2023 or December 31, 2022 since the Company had no proved reserve value associated with our properties.

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

The Company’s primary focus is the development of interests in oil and natural gas projects it holds in the Permian Basin in Hudspeth County in West Texas. The Company also holds minor interests in certain other oil and natural gas projects in Central Oklahoma that it is in the process of divesting.

As of September 30, 2023, the Company had interests in three oil and natural gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, and two wells in Central Oklahoma.

Upon the closing of transactions contemplated by the McCabe Contribution Agreement (defined below), the Company will hold a portion of the Back-In Interest (defined below) in the Orogrande Project and a portion of the Bronco Prospect (defined below).

Orogrande Project, West Texas

On August 7, 2014, Torchlight entered into a Purchase Agreement with Hudspeth, McCabe Petroleum Corporation (“MPC”), and Gregory McCabe (“Mr. McCabe”). Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, Torchlight purchased 100% of the capital stock of Hudspeth which held certain oil and natural gas assets, including a 100% working interest in approximately 172,000 predominately contiguous acres in the Orogrande Basin in West Texas. Mr. McCabe has, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement among Hudspeth, MPC and Mr. McCabe. Up to 100% of such back-in interest is expected to be contributed to the Company pursuant to the McCabe Contribution Agreement. Mr. McCabe also holds a 4.5% overriding royalty interest in the Orogrande acreage, which he obtained prior to, and was not a part of the August 2014 transaction.

Effective March 27, 2017, the Orogrande acreage became subject to a University Lands D&D Unit Agreement (“DDU Agreement”), which allows for all 192 existing leases covering approximately 134,000 gross acres leased from University Lands to be combined into one drilling and development unit for development purposes. On or about October 11, 2022, the DDU Agreement was amended to provide that the term of the DDU Agreement expires on December 31, 2024, and the time to drill on the drilling and development unit continues through December 31, 2024. The DDU Agreement, as amended, also grants the right to extend the DDU Agreement through December 31, 2029 if compliance with the DDU Agreement is met and the extension fee associated with the additional time is paid. The Company expects to exercise its option to extend the term under the DDU Agreement prior to its expiration.

Drilling obligations under the DDU Agreement, as amended, include four wells in 2021 and five wells per year in years 2022, 2023 and 2024. The drilling obligations are minimum yearly requirements and may be exceeded if acceleration is desired.

While drilling wells under our 2022 drilling obligation, our operations team deployed a new mist drilling solution that increased hole stability, which we believe will result in meaningful cost savings for additional wells drilled in the Orogrande Project. Multiple test wells were drilled in the Orogrande Project in order to stay in compliance with the DDU Agreement. While these previously drilled wells may have potential to produce hydrocarbons to sell commercially in the future, we have no immediate plans to deploy the additional capital necessary to sell production from these wells to third parties. Instead, we plan to use the results from these wells to determine our drilling plans for future wells, including reservoir locations, target depths and designated acreage, in the Orogrande Project. Notwithstanding the foregoing, development of the wells continued through September 30, 2023, to further capture and document the scientific base in support of demonstrating the production potential of the property. As of September 30, 2023, we have commenced drilling activities under the 2023 drilling program, drilling two of the five wells required for the program, and depending on the results of those drilling activities, we may consider deploying the additional capital necessary to sell oil production from the wells to third parties.

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

The Orogrande Project ownership as of September 30, 2023, is detailed as follows:

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

Hunton Play, Central Oklahoma

As of September 30, 2023, the Company was producing from one well in the Viking Area of Mutual Interest and one well in Prairie Grove.

The McCabe Contribution Agreement

On July 25, 2023, the Company entered into a Contribution Agreement among the Company, Mr. McCabe, and MPC, an entity exclusively owned and operated by Mr. McCabe (the “McCabe Contribution Agreement”), pursuant to which Mr. McCabe will contribute up to a ten percent (10%) back-in working interest option for the Orogrande Project exercisable following the point in time at which the proceeds of all production from all operations conducted on the Orogrande Project (exclusive of royalty, overriding royalty and taxes chargeable to the working interest) equals the actual cost incurred by NBH and its predecessors in drilling, testing, equipping and the cost of operating the wells located on the Orogrande Prospect, inclusive of overhead charges (the “Back-In Interest”), an option originally granted to Mr. McCabe pursuant to that certain Participation Agreement, dated September 23, 2014 (the “Participation Agreement”), by and among Mr. McCabe, Hudspeth, and MPC, and MPC will contribute up to one hundred percent (100%) of the interest currently held by MPC in the drilling project located on over 1,150 acres in Vermillion Parish, Louisiana (the “Bronco Prospect”). Pursuant to the McCabe Contribution Agreement, and subject to the satisfaction of certain conditions provided therein, including the effectiveness of the Company’s Registration Statement on Form S-1 (File No. 333-273442) filed with the SEC on July 26, 2023 (as amended, the “Registration Statement”), Mr. McCabe will contribute an amount of the Back-In Interest and MPC will contribute an amount of the Bronco Prospect in proportion to the percentage of shares of common stock of NBH that are directly registered in the name of the beneficial owner with the Company’s transfer agent on or prior to the record date (as defined in the Registration Statement) and remain directly registered with the Company’s transfer agent for the holding period (as defined in the Registration Statement).

5.	RELATED PARTY BALANCES

As of September 30, 2023 and December 31, 2022, the Company had a balance of $-0- and $177,519, respectively, for an account receivable due from MPC, an entity controlled by the largest shareholder and the chairman of the Company’s Board of Directors, for amounts advanced related to the Orogrande development cost sharing arrangement agreed to in connection with the acquisition of the Orogrande working interests in 2014. In connection with the closing of the Merger, the account receivable due from MPC was deemed fully satisfied and discharged.

The 2021 Note and Loan Agreement

On October 1, 2021, the Company entered into a note payable with Meta, its former parent, to borrow up to $15 million which bears interest at 8% per annum, computed on the basis of a 360-day year (the “2021 Note”). The 2021 Note was initially to mature on March 31, 2023 (the “2021 Note Maturity Date”); provided, however, if the Company raised $30 million or more in capital through debt or equity or a combination thereof by the 2021 Note Maturity Date, the 2021 Note Maturity Date would be extended to September 30, 2023, and the outstanding principal of the 2021 Note would amortize in six equal, monthly installments. If an event of default has occurred and is continuing, interest on the 2021 Note may accrue at the default rate of 12% per annum. The outstanding principal of the 2021 Note, together with all accrued interest thereon, becomes due on the 2021 Note Maturity Date. The 2021 Note includes a restrictive covenant that, subject to certain exceptions and qualifications, restricts the Company’s ability to merge or consolidate with another person or entity, or sell or transfer all or substantially all of its assets, unless the Company is the surviving entity or the successor entity assumes all of obligations under the 2021 Note. The 2021 Note is collateralized by certain shares of common stock in Meta held by one of Meta’s stockholders, Mr. McCabe, and by a lien on a 25% interest in the Orogrande Project owned by Wolfbone, a subsidiary of the Company.

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

On August 7, 2023, Mr. McCabe and Meta entered into a Loan Sale Agreement whereby Mr. McCabe purchased from Meta (i) the 2021 Note and (ii) all outstanding loans made to the Company by Meta pursuant to the Loan Agreement (the “Loan Purchase”). As a result of the Loan Purchase, Mr. McCabe replaced Meta as the lender and secured party under the 2021 Note and the Loan Agreement. Additionally, as part of the Loan Purchase, Meta assigned to Mr. McCabe its lien on 25% of the Orogrande Prospect. The Company’s obligations and responsibilities under the 2021 Note and the Loan Agreement remain unchanged.

The combined balance on the 2021 Note and the Loan Agreement as of September 30, 2023 was $21.59 million. As of September 30, 2023, the combined total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $2.63 million.

On October 1, 2023, the Company and Mr. McCabe entered into an amendment to the 2021 Note and an amendment to Loan Agreement in order to extend each of the 2021 Note Maturity Date and the Maturity Date respectively from October 3, 2023 to January 3, 2024.

On December 22, 2022, the Company issued an unsecured promissory note in the principal amount of up to $20 million in favor of Mr. McCabe (the “2022 Note”), which bears interest at 5% per annum, computed on the basis of a 365-day year.

On June 16, 2023, the Company entered into an amendment to the 2022 Note in order to extend the maturity date of the 2022 Note (the “2022 Note Maturity Date”) from June 21, 2023 to October 3, 2023. Such amendment also removed the provisions allowing for extensions of the 2022 Note Maturity Date in the event the Company raised $30 million or more in capital through debt or equity or a combination thereof by March 31, 2023. The revolving commitment under the 2022 Note expires on the 2022 Note Maturity Date. As of September 30, 2023, the Company had $20 million in principal amount outstanding under the 2022 Note. As of September 30, 2023, the Company had $0.56 million in accrued but unpaid interest on the 2022 Note.

On October 1, 2023, the Company and Mr. McCabe entered into an amendment to the 2022 Note in order to extend the 2022 Note Maturity Date from October 3, 2023 to January 3, 2024.

6.	COMMITMENTS AND CONTINGENCIES

Legal Matters

On April 30, 2020, the Company’s wholly owned subsidiary, Hudspeth, filed suit against Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies (“Cordax”). The suit, Hudspeth and Wolfbone Investments, LLC v. Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies, was filed in the 189th Judicial District Court of Harris County, Texas. The suit seeks the recovery of approximately $1.4 million in costs incurred as a result of a tool failure during drilling activities on the University Founders A25 #2 well that is located in the Orogrande Field. Wolfbone, a subsidiary of the Company, is a co-plaintiff in that action. After the suit was filed, Cordax filed a mineral lien in the amount of $104,500 against the Orogrande Field and has sued the operator and counterclaimed against Hudspeth for breach of contract, seeking the same amount as the lien. Meta, as the Company’s parent at the time, determined to add the manufacturer of one of the tool components that it contends was one of the causes of the tool failure. It was later disclosed that Cordax is the subsidiary of a Canadian parent company, who has also been added to the case. Cordax’s current Chairman of the Board filed a special appearance after being served with a citation, alleging that he was a Canadian citizen with no meaningful ties to Texas. After discovery was conducted on this issue, a nonsuit without prejudice for this defendant was filed, dismissing him from the case. The remaining parties attended mediation on June 15, 2022 that was unsuccessful in resolving the case. Cordax filed a motion for summary judgment, attempting to dismiss Hudspeth and Wolfbone’s claims. The Court denied Cordax’s motion. Discovery is substantially complete. The case is currently set for trial beginning in February 2024. The parties are in settlement negotiations. The Company is required to indemnify Meta in connection with this matter pursuant to the terms of the Distribution Agreement with Meta entered into in connection with the consummation of the Spin-Off.

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

Environmental Matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of September 30, 2023, and December 31, 2022, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

7.	STOCKHOLDERS’ EQUITY

The Company has 500,000,000 authorized shares of common stock, par value of $0.0001 per share and 50,000,000 authorized shares of preferred stock, par value of $0.0001 per share. As of December 31, 2022, the Company had outstanding 165,472,241 shares of common stock and no shares of preferred stock outstanding. As of September 30, 2023, the Company had outstanding 248,830,516 shares of common stock and no shares of preferred stock outstanding.

Stock Based Compensation

In 2022, the Company’s board of directors adopted, and the stockholders approved, the 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan permits the Company to grant stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, for up to a maximum of 58,273,612 shares following an automatic increase to the number of shares reserved under the 2022 Plan on January 1, 2023. During the nine months ended September 30, 2023, the Company granted 35,856,521 stock options as authorized under the 2022 Plan. Vesting is subject to continued service with the Company for up to one year with provisions for earlier vesting subject to the attainment of events outlined in the Plan. Upon the resignations by certain of the Company’s employees, 6,618,889 of the options granted to those employees during the nine months ended September 30, 2023 were forfeited, canceled and returned to the option pool available under the 2022 Plan.

Options granted were valued using the Black-Scholes Option Pricing Model resulting in a total value of $2,558,252. Option expense for the nine months ended September 30, 2023, net of forfeitures, was $1,292,231.

A summary of stock options outstanding as of September 30, 2023, all of which expire in 2033, including the relevant exercise price is presented below:

Exercise	Expiration
Price	2033	Total
$1.2056	29,237,632	29,237,632
	29,237,632	29,237,632

8.	INCOME TAXES

The Company recorded no income tax provision at September 30, 2023 and December 31, 2022 because of anticipated losses for the 2023 fiscal year and actual losses incurred in 2022.

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the nine months ended September 30, 2023 because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the year ended December 31, 2022.

The Company had a Gross deferred tax asset related to federal net operating loss carryforwards of $66,028,393 and $55,153,554 at September 30, 2023 and December 31, 2022, respectively. The federal net operating loss carryforward will begin to expire in 2034. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

9.	NOTES PAYABLE, RELATED PARTIES

On October 1, 2021, we issued a secured, revolving promissory note in an original principal amount of up to $15 million, which was subsequently increased to $20 million, in favor of Meta (as amended to date, the “2021 Note”). The 2021 Note is fully drawn with a principal balance outstanding of $20 million, bears interest at 8% per annum, computed on the basis of a 360-day year. If an event of default has occurred and is continuing, interest on the 2021 Note may accrue at the default rate of 12% per annum. On August 7, 2023, following the Loan Purchase, Mr. McCabe replaced Meta as the lender and secured party under the 2021 Note but the Company’s obligations under the 2021 Note remain unchanged. Following an amendment entered into as of October 1, 2023, the 2021 Note matures on January 3, 2024.

Additionally, we have an aggregate principal balance of $6.59 million outstanding under the Loan Agreement with Mr. McCabe as successor-in-interest to Meta, which bears interest at a fixed rate of 8% per annum if no event of default exists, and at a fixed rate of 12% per annum if an event of default exists. Pursuant to an amendment to the Loan Agreement dated as of October 1, 2023, the loans under the Loan Agreement mature on January 3, 2024.

The combined balance on the 2021 Note and the Loan Agreement as of September 30, 2023 was $21.59 million. As of September 30, 2023, the combined total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $2.63 million.

In connection with the Merger, on December 22, 2022, the Company entered into the 2022 Note in the principal amount of up to $20 million in favor of Mr. McCabe. The Company is entitled to request advances under the 2022 Note in a minimum principal amount of $100,000 each. Mr. McCabe is the largest shareholder of the Company’s common stock and the chairman of the board of directors of the Company. Pursuant to an amendment to the 2022 Note dated October 1, 2023, the 2022 Note matures on January 3, 2024.

As of September 30, 2023, the Company had a balance of $20 million and accrued and unpaid interest of $0.56 million under the 2022 Note.

10.	ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligations liability through September 30, 2023:

Asset retirement obligations – January 1, 2022	$21,937

Accretion expense	1,092
Estimated liabilities recorded	223,837
Asset retirement obligations – December 31, 2022	$246,866

Accretion expense	5,865
Estimated liabilities recorded	—
Asset retirement obligations – March 31, 2023	$252,731

Accretion expense	6,071
Estimated liabilities recorded	—
Asset retirement obligations – June 30, 2023	$258,802

Accretion expense	6,024
Estimated liabilities recorded	—
Asset retirement obligations – September 30, 2023	$264,826

11.	SUBSEQUENT EVENTS

Maturity Date Extension

On October 1, 2023, the Company and Mr. McCabe as successor in interest to Meta entered into an amendment to the 2021 Note and an amendment to the Loan Agreement extending the 2021 Note Maturity Date and the Maturity Date, respectively from October 3, 2023 to January 3, 2024. Additionally, on October 1, 2023, the Company and Mr. McCabe entered into an amendment to the 2022 Note extending the 2022 Note Maturity Date from October 3, 2023 to January 3, 2024.

Participation Agreements

Effective as of October 6, 2023, we and certain investor participants (each a “Participant” and collectively the “Participants”) entered into twenty-five separate Participation Agreements (the “Participation Agreements”) to conduct drilling of wells in our approximately 17,000 acre Johnson Prospect in Hudspeth County, Texas, which is a portion of our Orogrande Project.

Pursuant to the Participation Agreements, the Participants collectively funded $7,000,000, which will be used to (i) acquire the rights to drill on the Johnson Prospect and (ii) finance the drilling of five (5) vertical wells in the Johnson Prospect in connection with our 2023 drilling program requirements under its University Lands Drilling and Development Unit Agreement. Each Participant will have the right to participate in the drilling of additional wells on the Johnson Prospect in the future, including an additional five (5) vertical wells in locations determined by Hudspeth Operating, in its sole discretion, in 2024. The Participation Agreements provide for an initial allocation of the working interests and net revenue interests among each Participant and us and then a re-allocation upon payout or payment to such Participant of drilling and completion costs for each well drilled. Following payout, we will own 25% of working interest as described below and 18.75% net revenue interest in each well. Hudspeth Operating will be the operator of the Johnson Prospect pursuant to a joint operating agreement (the “Operating Agreement”) entered into in connection with the Participation Agreements. The Participation Agreements and the Operating Agreement require, among other things, that we and Hudspeth Operating drill and complete at least five (5) vertical wells by December 31, 2023, unless the term of the Participation Agreements is extended.

As of September 30, 2023, a total of $5,611,892 of the funding had been advanced to us by the Participants.

We reserved a twenty-five percent (25%) back-in interest, which shall automatically revert to us following the date that each Participant first recovers 100% of the costs attributable to the drilling and development of the wells in which such Participant has participated.

Further, within a specified period following drilling of the initial five (5) wells, pursuant to the Participation Agreement each Participant may elect to transfer and assign all of its interests to us in exchange for the issuance of shares of common stock of the Company at a value of $1.20 per share.

One of the Participants is McCabe Petroleum Corporation, an entity controlled by Mr. McCabe, the Chairman of our Board of Directors, our largest shareholder and a lender of the Company. As such, entry into such Participation Agreement and the related transactions pursuant thereto constitute related party transactions, which have been duly approved by the our Board of Directors and Audit Committee.

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

We operate our business through five wholly owned subsidiaries: TEI, Hudspeth Oil Corporation, Torchlight Hazel, Wolfbone, and Hudspeth Operating.

The Orogrande Project is subject to the University Lands D&D Unit Agreement (the “DDU Agreement”) which allows for all 192 existing leases covering approximately 134,000 gross acres leased from University Lands to be combined into one drilling and development unit for development purposes. On or about October 11, 2022, the DDU Agreement was amended to provide that the term of the DDU Agreement expires on December 31, 2024, and the time to drill on the drilling and development unit continues through December 31, 2024. The DDU Agreement, as amended, also grants the right to extend the DDU Agreement through December 31, 2029 if we are in compliance with the DDU Agreement and the extension fee associated with the additional time is paid. We expect to exercise the option to extend prior to the expiration of the DDU Agreement. As of September 30, 2023, leases covering approximately 134,000 acres remain in effect. Our drilling obligations under the DDU Agreement include five wells for 2023 and five wells for 2024. As of September 30, 2023, we have commenced drilling activities under the 2023 drilling program.

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

Recent Developments

Effective as of October 6, 2023, we and certain investor participants (each a “Participant” and collectively the “Participants”) entered into twenty-five separate Participation Agreements (the “Participation Agreements”) to conduct drilling of wells in our approximately 17,000 acre Johnson Prospect in Hudspeth County, Texas, which is a portion of our Orogrande Project.

Pursuant to the Participation Agreements, the Participants collectively funded $7,000,000, which will be used to (i) acquire the rights to drill on the Johnson Prospect and (ii) finance the drilling of five (5) vertical wells in the Johnson Prospect in connection with our 2023 drilling program requirements under its University Lands Drilling and Development Unit Agreement. Each Participant will have the right to participate in the drilling of additional wells on the Johnson Prospect in the future, including an additional five (5) vertical wells in locations determined by Hudspeth Operating, in its sole discretion, in 2024. The Participation Agreements provide for an initial allocation of the working interests and net revenue interests among each Participant and us and then a re-allocation upon payout or payment to such Participant of drilling and completion costs for each well drilled. Following payout, we will own 25% of working interest as described below and 18.75% net revenue interest in each well. Hudspeth Operating will be the operator of the Johnson Prospect pursuant to a joint operating agreement (the “Operating Agreement”) entered into in connection with the Participation Agreements. The Participation Agreements and the Operating Agreement require, among other things, that we and Hudspeth Operating drill and complete at least five (5) vertical wells by December 31, 2023, unless the term of the Participation Agreements is extended.

We reserved a twenty-five percent (25%) back-in interest, which shall automatically revert to us following the date that each Participant first recovers 100% of the costs attributable to the drilling and development of the wells in which such Participant has participated.

Further, within a specified period following drilling of the initial five (5) wells, pursuant to the Participation Agreement each Participant may elect to transfer and assign all of its interests to us in exchange for the issuance of shares of common stock of the Company at a value of $1.20 per share.

One of the Participants is McCabe Petroleum Corporation, an entity controlled by Mr. McCabe, the Chairman of our Board of Directors, our largest shareholder and a lender of the Company. As such, entry into such Participation Agreement and the related transactions pursuant thereto constitute related party transactions, which have been duly approved by the our Board of Directors and Audit Committee.

Results of Operations

Results for three and nine month periods ending September 30, 2023 and 2022

Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Product Sales BOE	276	191	695	499

Total Revenue	$7,731	$12,810	$23,496	$30,214
Cost of revenue	$(10,859)	$(15,659)	$(38,504)	$(57,733)
Gross Profit (Loss)	$(3,128)	$(2,849)	$(15,008)	$(27,519)

Gross profit percentage	(40.46)%	(22.24)%	(63.87)%	(91.08)%

Production Revenues and Cost of Revenue

For the nine months ended September 30, 2023, we had production revenue of $23,496 compared to $30,214 of production revenue for the prior year period. The change in revenue was primarily due to revenue from production sold from the Oklahoma wells. Our cost of revenue, consisting of lease operating expenses and production taxes, was $10,859 and $38,504 for the three and nine months ended September 30, 2023, respectively, compared to $15,659 and $57,733 for the same periods during the prior year. Refer to the table of production and revenue included below for changes in revenue:

		Oil	Gas
		Production	Production	Oil	Gas	Total
Property	Quarter	(Bbls)	(Mcf)	Revenue	Revenue	Revenue
Oklahoma	Q1 - 2022	0	0	$—	$—	$—
Hazel (TX)	Q1 - 2022	0	0	—	—	—
Total Q1-2022		0	0	$—	$—	$—

Oklahoma	Q2 - 2022	97	1,267	$9,688	$7,716	$17,404
Hazel (TX)	Q2 - 2022	0	0	—	—	—
Total Q2-2022		97	1,267	$9,688	$7,716	$17,404

Oklahoma	Q3 - 2022	43	887	$4,635	$8,175	$12,810
Hazel (TX)	Q3 - 2022	0	0	—	—	—
Total Q3-2022		43	887	$4,635	$8,175	$12,810

Total 2022 To Date		140	2,154	$14,323	$15,891	$30,214

Average Commodity Price				$102.31	$7.38

Oklahoma	Q1 - 2023	107	748	$8,141	$2,783	$10,924
Hazel (TX)	Q1 - 2023	0	0	—	—	—
Total Q1-2023		107	748	$8,141	$2,783	$10,924

Oklahoma	Q2 - 2023	43	867	$3,195	$1,646	$4,841
Hazel (TX)	Q2 - 2023	0	0	—	—	—
Total Q2-2023		43	867	$3,195	$1,646	$4,841

Oklahoma	Q3 – 2023	79	1,183	$6,184	$1,547	$7,731
Hazel (TX)	Q3 – 2023	0	0	—	—	—
Total Q3-2023		79	1,183	$6,184	$1,547	$7,731

Total 2023 To Date		229	2,798	$17,520	$5,976	$23,496

Average Commodity Price				$76.51	$2.14

Expenses for the three and nine months ended September 30, 2023 and 2022

We did not record any depreciation, depletion and amortization expense for either of the three and nine months ended September 30, 2023 or 2022.

Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Expenses
General & Administrative	$2,472,086	$1,800,472	$7,303,411	$3,789,166
Total operating expenses	$2,472,086	$1,800,472	$7,303,411	$3,789,166

General and Administrative Expenses

Our general and administrative expense for the three and nine month period ended September 30, 2023, was $2,472,086 and $7,303,411, respectively, compared with $1,800,472 and $3,789,166 for the same periods from the prior year. Our general and administrative expenses consisted of employee compensation expense, accounting and administrative costs, legal and other professional consulting fees, and other general corporate expenses. The change in general and administrative expenses in 2023, compared to 2022, is primarily due to increased employee compensation and an increase in consulting fees, filing fees, legal fees, director and officer liability insurance, and expense recorded relative to the issuance of employee stock options.

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

We issued an unsecured promissory note in the principal amount of up to $20 million in favor of Mr. McCabe (the “2022 Note”), which bears interest at 5% per annum, computed on the basis of a 365-day year. On June 16, 2023, we entered into an amendment to the 2022 Note in order to extend the maturity date of the 2022 Note (the “2022 Note Maturity Date”) from June 21, 2023 to October 3, 2023. Such amendment also removed the provision allowing for extensions of the 2022 Note Maturity Date in the event we raised $30 million or more in capital through debt or equity or a combination thereof by March 31, 2023. On October 1, 2023, we entered into an amendment to the 2022 Note with Mr. McCabe extending the 2022 Note Maturity Date from to January 3, 2024. The outstanding principal of the 2022 Note, together with all accrued interest thereon, becomes due on January 3, 2024. As of September 30, 2023, we had $20.0 million principal amount outstanding under the 2022 Note. The total amount of accrued and unpaid interest under the 2022 Note was $0.56 million.

As of September 30, 2023, we had $4,884,997 of liquidity, comprised of cash and cash equivalents on hand. Our short and long-term capital requirements consist primarily of funding our development and drilling activities, payment of contractual obligations and debt service.

On August 7, 2023, Mr. McCabe and Meta entered into a Loan Sale Agreement whereby Mr. McCabe purchased from Meta (i) the 2021 Note and (ii) all outstanding loans made to the Company by Meta pursuant to the Loan Agreement (the “Loan Purchase”). As a result of the Loan Purchase, Mr. McCabe replaced Meta as the lender and secured party under the 2021 Note and the Loan Agreement. Additionally, as part of the Loan Purchase, Meta assigned to Mr. McCabe its lien on 25% of the Orogrande Prospect. The Company’s obligations and responsibilities under the 2021 Note and the Loan Agreement remain unchanged.

On October 1, 2023, we entered into an amendment to the 2021 Note and an amendment to the Loan Agreement with Mr. McCabe extending the 2021 Note Maturity Date and the Maturity Date respectively from October 3, 2023 to January 3, 2024.

The 2021 Note is fully drawn with a principal balance outstanding of $15 million, bears interest at 8% per annum, computed on the basis of a 360-day year, and matures on January 3, 2024. If an event of default occurred and is continuing, interest on the 2021 Note may accrue at the default rate of 12% per annum. Additionally, we have an aggregate principal balance of $6.59 million outstanding under the Loan Agreement which bears interest at a fixed rate of 8% per annum if no event of default exists, and at a fixed rate of 12% per annum if an event of default exists. The loans under the Loan Agreement mature on January 3, 2024. The total combined amount of accrued and unpaid interest under the 2021 Note and the Loan Agreement was $2.62 million as of September 30, 2023.

As of September 30, 2023, we had aggregate interest accrued on the 2022 Note, the 2021 Note and under the Loan Agreement of $3.2 million.

At September 30, 2023, we had working capital deficit of $46,611,246 and total assets of $124,710,004. Stockholders’ equity was $72,767,276. The negative working capital is principally due to notes payable which will be payable within one year.

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

We do not expect to pay cash dividends on our common stock in the foreseeable future.

The following table summarizes sources and uses of cash and cash equivalents:

	Nine Months Ended September 30,
	2023	2022
Net loss	$7,318,418	$4,764,293
Net cash provided by (used in) operating activities	(8,592,956)	(6,067,015)

Net cash used in investing activities	(9,503,892)	(1,630,137)

Net cash provided by financing activities	22,412,547	7,816,599

Net increase (decrease) in cash	4,315,699	119,447

Cash—beginning of period	569,298	1,989,419
Cash—end of period	$4,884,997	$2,108,866

Cash Flow Used in Operating Activities

Cash flow used in operating activities for the nine months ended September 30, 2023 was $8,592,956 compared to $6,067,015 for the nine months ended September 30, 2022. Cash flows used in operating activities for the nine months ended September 30, 2023 can be primarily attributed to the net loss from operations and a decrease in accounts payable. Cash flows used in operating activities for the nine months ended September 30, 2022, can be primarily attributed to the net loss from operations and a decrease in accounts payable. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash Flow Used in Investing Activities

Cash flow used in investing activities for the nine months ended September 30, 2023 was $9,503,892 compared to $1,630,137 for the nine months ended September 30, 2022. Cash flow used in investing activities principally consists of investment in oil and natural gas properties in Texas.

Cash Flows from Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2023 was $22,412,547 compared to $7,816,599 for the nine months ended September 30, 2022. Cash flows from financing activities consists of proceeds from additional borrowings from a related party, which had a principal balance of $20,000,000 outstanding as of September 30, 2023. For the nine months ended September 30, 2023, we incurred aggregate interest on the 2022 Note, the 2021 Note and under the Loan Agreement of $1,646,301.

Capital Expenditures

Our capital expenditures are summarized in the following table:

	Nine Months Ended September 30,
	2023	2022
Acquisitions:
Proved property	$—	$—
Unproved property	28,341,814	—
Exploration and development:
Developmental leasehold costs	—	—
Exploratory drilling and completion costs	—	—
Development drilling and completion costs	9,503,892	1,630,137
Other development costs	—	—
Capitalized interest	1,819,016	—
Asset retirement obligations	—	—
Total exploration and development	39,664,722	1,630,137
Other property	—	—
Total capital expenditures	$39,664,722	$1,630,137
Change in accrued capital expenditures and other	2,590,371	2,268,335
Prepaid drilling costs	(150,000)	—
Capitalized interest	(1,819,016)	—
Common stock issued in working interest acquisition	(28,341,814)	—
Asset retirement obligations	—	—
Total cash capital expenditures	$11,944,263	$3,898,472

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

Recent Accounting Pronouncements

No new accounting pronouncements have been adopted or issued during the quarter ended September 30, 2023 that would impact the financial statements of the Company.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 6. “Commitments and Contingencies” to the unaudited financial statements included elsewhere in this report for information regarding our legal proceedings.

ITEM 1A.	RISK FACTORS

A description of the risk factors associated with our business is contained in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by our amendment on Form 10-K/A filed with the SEC on May 1, 2023. There have been no material changes to our risk factors as previously reported.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

Exhibit No.	Description
3.1	First Amended and Restated Articles of Incorporation of Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

3.2	Amended and Restated By-laws of Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.1	Second Amendment to Unsecured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe, as holder, dated October 1, 2023 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed October 4, 2023).

10.2	Third Amendment to Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe, as holder, dated October 1, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed October 4, 2023).

10.3	Third Amendment to Loan Agreement, between Next Bridge Hydrocarbons, Inc. and Gregory McCabe, dated October 1, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed October 4, 2023).

10.4**	Form of Participation Agreement between each Participant and Next Bridge Hydrocarbons, Inc., dated as of October 6, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed October 13, 2023).

10.5*	Drilling and Development Unit Agreement 2837 between the Commissioner of the General Land Office on behalf of the State of Texas and the Lessees, effective as of March 27, 2017.

10.6*	Amendment to Development Unit Agreement 2837 between the Commission of the General Land Office on behalf of the State of Texas and the Lessees, effective as of January 1, 2020.

31.1*	Certifications (pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act) by the Principal Executive Officer.

31.2*	Certifications (pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act) by the Principal Financial Officer.

32.1†	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principle Executive Officer and Principle Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Labels Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

†	Furnished herewith.

**	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT BRIDGE HYDROCARBONS, INC.

Date: November 14, 2023	/s/ Clifton DuBose, Jr.
Clifton DuBose, Jr., Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2023	/s/ Lucas T. Hawkins
Lucas T. Hawkins, Chief Financial Officer
(Principal Financial and Accounting Officer)