Form 10-K
period 2023-12-31
Next Bridge Hydrocarbons, Inc.
filed 2024-07-17
CIK 1936756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-266143

NEXT BRIDGE HYDROCARBONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-2538731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6300 Ridglea Place, Suite 950
Fort Worth TX 76116
(Address of principal executive offices) (Zip Code)

(432) 553-9745
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Class	Outstanding at July 15, 2024
Common stock, par value $0.0001 per share	251,430,516

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Annual Report on Form 10-K (this “Form 10-K”) of Next Bridge Hydrocarbons, Inc. (the “Company,” “we,” “our,” or “us”) for the year ended December 31, 2023, includes consolidated comparative financial statements and disclosures for the year ended December 31, 2022 which have been restated from the Form 10-K previously filed for the year ended December 31, 2022 with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “2022 Original Filing”).

Reference Note 12 in the accompanying Notes to Financial Statements for detailed disclosure of items amended by this restatement.

Items Amended in this Filing

This Form 10-K amends and restates the 2022 Original Filing and the Amendment No. 1 to present restated fiscal year 2022 consolidated financial statements and related disclosures arising from an impairment analysis during the 2023 audit and the related reaudit of the Company’s fiscal year 2022 financial statements.

The reaudit requirement was authorized by the Company during the audit engagement for the year ended December 31, 2023. For the year ended December 31, 2023, a new auditing firm was engaged to replace the previous auditing firm, BF Borgers CPA PC (“Borgers”), who performed the original 2022 audit.

During the 2023 audit that was in progress, on May 3, 2024 the SEC entered, and the Company became aware of, an order instituting settled administrative and cease-and-desist proceedings against Borgers, which order includes denying Borgers the privilege of appearing or practicing before the SEC as an accountant. Although the SEC has provided that Exchange Act reports that were filed before the date of the order do not necessarily need to be amended solely because of the SEC’s entry of the order, the Company and its new auditing firm analyzed the previous 2022 financial statements and determined that there were reporting deficiencies arising from the Borgers engagement. Accordingly, the Company and its new auditing firm determined that the 2022 audit performed by Borgers should not be included in the 2023 filing, and the Company expanded its engagement with the new auditing firm to include a reaudit of the 2022 financial statements.

In the course of the 2022 reaudit, procedures were applied that led the Company and the new auditors to believe sufficient audit procedures were not performed by Borgers when auditing the 2022 financial statements.

For the year ended December 31, 2023, management applied accounting procedures to examine the need for an impairment adjustment to the carrying value of its unevaluated oil and natural gas properties. A triggering event related to the potential expiration of the underlying mineral lease related to the Company’s Orogrande Project on December 31, 2024 was noted. Although negotiation discussions with the lessor are in progress, there was no assurance that the mineral lease would, in fact, be renewed before December 31, 2024. The conclusion reached was to impair 100% of the carrying value of the Company’s oil and natural gas assets as of December 31, 2023. The new auditing firm recommends that this higher impairment is more in line with the standard practices within the oil and gas exploration industry during periods in which lease renewals are pending and subject to renewal.

Given the combined auditing engagement for 2022 with the audit for 2023, the Company recorded an impairment adjustment as of December 31, 2022 and at December 31, 2023.

Except for the changes relating to this impairment adjustment for 2022 and changes relating to certain accounts payable information, no other changes have been made to the consolidated financial statements for the year ended December 31, 2022. Reference Note 12 to the consolidated financial statements.

References to our website throughout this Form 10-K are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this filing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are identified by their use of terms such as “can,” “could,” “continuing,” “may,” “will,” “expect,” “anticipate,” “aim,” “estimate,” “intend,” “ongoing,” “plan,” “predict,” “potential,” “project,” “should,” “seeks,” “believe,” “likely to” and similar words, phrases or expressions. All statements, other than statements of historical facts, included in this report, are forward-looking statements, including statements mentioned under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding:

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

DEFINITIONS

The following are abbreviations and definitions of terms commonly used in the oil and gas industry and in this report. Natural gas equivalents and crude oil equivalents are determined using the ratio of six Mcf to one barrel. Unless the context otherwise requires, all references to “us,” “our,” “we,” “NBH,” the “Company” or “Next Bridge” mean Next Bridge Hydrocarbons, Inc. and where applicable, its consolidated subsidiaries including Torchlight Hazel, LLC, a Texas limited liability company (“Torchlight Hazel”), Hudspeth Oil Corporation, a Texas corporation (“Hudspeth”), Hudspeth Operating, LLC, a Texas limited liability company (“Hudspeth Operating”), and Torchlight Energy, Inc., a Nevada corporation (“TEI”) and Wolfbone Investments LLC, a Texas limited liability company (“Wolfbone”).

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

Part I

Items 1 and 2.      Business and Properties

The following description of the business of Next Bridge Hydrocarbons, Inc. should be read in conjunction with the information included elsewhere in this report on Form 10-K for the year ended December 31, 2023.

Overview.

We were incorporated in Nevada on August 31, 2021, as OilCo Holdings, Inc. and changed our name to Next Bridge Hydrocarbons, Inc. pursuant to our Amended and Restated Articles of Incorporation filed on June 30, 2022. We spun-off from Meta Materials, Inc. (“Meta”) on December 14, 2022 pursuant to which we became an independent company. Prior to the spin-off, we were a wholly-owned subsidiary of Meta. The accompanying Comparative Financial Statements present predecessor period information for the period of January 1, 2022 through December 14, 2022 (the “Predecessor Period”) and successor period information for the period of December 14, 2022 through December 31, 2023 (the “Successor Period”) separately where appropriate.

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

We operate our business through five wholly owned subsidiaries: TEI, Hudspeth, Torchlight Hazel, Wolfbone Investments LLC, and Hudspeth Operating.

As of December 31, 2023, we had interests in three oil and natural gas projects: the Orogrande Project, the Hazel Project, and the Oklahoma Properties in partnership with Kodiak Oil & Gas Exploration Inc. in Central Oklahoma.

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

Our Competitive Strengths.

Experienced People. As of December 31, 2023, we had five full-time employees, but presently we have two employees, neither of which works on a full-time basis. We engage consultants for various roles as needed including high quality exploration and technical partners. Our internal operations team serves as the foundation of our values-driven culture and commitment to developing a skilled, agile, diverse and engaged workforce. Advancing a safe, ethical, inclusive and diverse culture creates an environment that attracts and retains the high-performing workforce needed to successfully execute our strategy. We plan to continue to build on the expertise and experiences of our management and operations teams and seek guidance from outside advisors as well as our Board.

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

Current Projects.

As of December 31, 2023, we had interests in three oil and natural gas projects: the Orogrande Project, the Hazel Project, and the Oklahoma Properties. Additionally, we acquired interests in certain Louisiana projects in March 2024.

Orogrande Project, West Texas

On August 7, 2014, our predecessor entered into a Purchase Agreement with Hudspeth, McCabe Petroleum Corporation (“MPC”), and Gregory McCabe (“Mr. McCabe”), the sole owner of Wolfbone Investments, LLC (“Wolfbone”). Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, our predecessor acquired 100% of the capital stock of Hudspeth which held certain oil and natural gas assets, including a 100% working interest in approximately 172,000 predominately contiguous acres in the Orogrande Basin in West Texas; provided, that the Company now has an interest in approximately 134,000 based on the expiration of certain leases since acquired. Mr. McCabe has, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement among Hudspeth, MPC and Mr. McCabe. Mr. McCabe owns a controlling interest in Magdalena, an entity that holds a 4.5% overriding royalty interest in the Orogrande acreage, which he obtained prior to, and was not a part of the August 2014 transaction.

Effective March 27, 2017, the Orogrande acreage became subject to a University Lands D&D Unit Agreement (“DDU Agreement”), which allows for all 192 existing leases covering approximately 134,000 gross acres leased from University Lands to be combined into one drilling and development unit for development purposes. The term of the DDU Agreement expires on December 31, 2024, and the time to drill on the drilling and development unit continues through December 31, 2024. The DDU Agreement also grants the right to extend the DDU Agreement through December 31, 2029, if compliance with the DDU Agreement is met and the extension fee associated with the additional time is paid. The Company expects to exercise its option to extend the term under the DDU Agreement prior to its expiration.

Drilling obligations under the DDU Agreement included five wells per year in the years 2021, 2022 and 2023. The drilling obligations are minimum yearly requirements and may be exceeded if acceleration is desired.

On November 7, 2022, we extended the term applicable to our 2022 fiscal year drilling obligations in the Orogrande Project in order to stay in compliance with the continuous drilling clause under the DDU Agreement. As of December 31, 2023, we were in compliance with our drilling obligations under the DDU Agreement.

As of December 31, 2023, leases covering approximately 134,000 acres remain in effect.

While drilling wells under our 2022 drilling obligation, our operations team deployed a new mist drilling solution that increased hole stability, which we believe will result in meaningful cost savings for additional wells drilled in the Orogrande Project. Multiple test wells were drilled in the Orogrande Project in order to stay in compliance with the DDU Agreement. While these previously drilled wells may have potential to produce hydrocarbons to sell commercially in the future, we have no immediate plans to deploy the additional capital necessary to sell production from these wells to third parties. Instead, we plan to use the results from these wells to determine our drilling plans for future wells, including reservoir locations, target depths and designated acreage, in the Orogrande Project. Notwithstanding the foregoing, development of the wells continued through December 31, 2023, to further capture and document the scientific base in support of demonstrating the production potential of the property.

We have drilled a total of 18 test wells in the Orogrande Project properties to test for potential shallow pay zones and deeper pay zones that may be present on structural plays. Two horizontal wells were successfully completed for hydrocarbons through the 2020 drilling program. However, as of December 31, 2023, both wells remain shut-in waiting for hook up to a gas pipeline. The various wells drilled on the Orogrande Basin through 2022 confirmed that there are at least five potential distinct reservoirs under our acreage. While these wells may have potential to produce hydrocarbons to sell commercially in the future, due to capital constraints we have no immediate plans to deploy the capital necessary to sell production from these wells to third parties. Instead, we plan to use the results from these wells to determine our drilling plans for future wells, including well locations, target depths and designated acreage, in the Orogrande Project. The remaining wells can be used for future development for various applications such as re-entering the wellbores for horizontal unconventional development, fresh water supply, or salt water disposal and/or plugged and abandoned.

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

Effective as of October 6, 2023, the Company and certain investor participants (each a “Participant” and collectively the “Participants”) entered into twenty-five separate Participation Agreements (the “Participation Agreements”) to conduct drilling of wells in the Company’s approximately 17,000 acre Johnson Prospect in Hudspeth County, Texas, which is a portion of the Company’s Orogrande Prospect.

Pursuant to the Participation Agreement, the Participants collectively funded the cost of drilling, of approximately $9,000,000, which was used to (i) acquire the rights to drill on the Johnson Prospect and (ii) finance the drilling of five (5) vertical wells in the Johnson Prospect in connection with the Company’s 2023 drilling program requirements under its University Lands Drilling and Development Unit Agreement. Each Participant will have the right to participate in the drilling of additional wells on the Johnson Prospect in the future, including an additional five (5) vertical wells in locations determined by Hudspeth Operating, LLC, the Company’s wholly owned subsidiary (“Hudspeth”), in its sole discretion, in 2024. The Participation Agreement provides for an initial allocation of the working interests and net revenue interests among each Participant and the Company and then a re-allocation upon payout or payment to such Participant of drilling and completion costs for each well drilled. Following payout, the Company will own 25% of working interest as described below and 18.75% net revenue interest in each well. Hudspeth will be the operator of the Johnson Prospect pursuant to a joint operating agreement (the “Operating Agreement”) entered into in connection with the Participation Agreement. The Participation Agreement and the Operating Agreement required, among other things, that Hudspeth and the Company drill and complete at least five (5) vertical wells by December 31, 2023, unless the term of the Participation Agreement is extended. The wells were completed by December 31, 2023.

The Company reserved a twenty-five percent (25%) back-in interest, which shall automatically revert to the Company following the date that each Participant first recovers 100% of the costs attributable to the drilling and development of the wells in which such Participant has participated.

Further, within a specified period following drilling of the initial five (5) wells, pursuant to the Participation Agreement each Participant may elect to transfer and assign all its interests to the Company in exchange for the issuance of shares of common stock of the Company at a value of $1.20 per share.

One of the Participants is McCabe Petroleum Corporation, an entity controlled by Mr. McCabe, the Chairman of the Company’s Board of Directors, the largest shareholder of the Company and a lender of the Company. As such, entry into the Participation Agreement and the related transactions pursuant thereto constitute related party transactions, which have been duly approved by the Company’s Board of Directors and Audit Committee.

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

	Shares of Common Stock	Working Interest Contribution
Dingus Investments, Inc.	7,050,382	2.8334%
Pandora Energy, LP	6,220,779	2.5000%
Kennedy Minerals, Ltd	6,220,779	2.5000%
The de Compiegne Property Company No. 20, Ltd	6,220,779	2.5000%
Loma Hombre Energy, LLC	622,078	0.2500%
Sero Capital, LLC	725,840	0.2917%
TOTAL	27,060,637	10.8751%

The Orogrande Project ownership as of December 31, 2023, is detailed as follows:

	Revenue	Working
	Interest	Interest
University Lands – Mineral Owner	20.000%

ORRI – Magdalena Royalties, LLC, an entity controlled by Gregory McCabe, Chairman of the Board	4.500%

ORRI – Unrelated Parties	0.500%

Hudspeth Oil Corporation, a subsidiary of Next Bridge Hydrocarbons, Inc.	56.250%	75.000%
Wolfbone Investments, LLC, a subsidiary of Next Bridge Hydrocarbons, Inc.	18.750%	25.000%
	100.000%	100.000%

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

The Company has drilled seven test wells on the Hazel Project to capture and document the scientific base in support of demonstrating the production potential of the property. No wells were drilled on the Hazel Project during the year ended December 31, 2023.

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

Louisiana Projects

In March 2024, we enter into and closed a Contribution Agreement with Wildcat Partners SPV, LLC, a Delaware limited liability company (“Wildcat”), under which Wildcat transferred to us 100% of the issued and outstanding membership interests in each of (a) Wildcat Cowboy, LLC, a Texas limited liability company (“Cowboy”), (b) Wildcat Packer, LLC, a Texas limited liability company (“Packer”), (c) Wildcat Panther, LLC, a Texas limited liability company (“Panther”) and (d) Wildcat Valentine, LLC, a Texas limited liability company (“Valentine”). As consideration, we issued 2,500,000 shares of our common stock, under the terms and conditions of the Contribution Agreement.

MPC previously owned and sold to Wildcat the underlying oil and gas prospects owned by Cowboy, Packer, Panther and Valentine. MPC always retained a 25% back-in after payout and various overriding royalty interests in the prospects owned by Cowboy, Packer, Panther and Valentine, but MPC agreed to waive its 25% back-in after payout but retain its overriding royalty interests in all such prospects in an effort to facilitate the transactions described below, including the sale of the leases owned by Valentine, including a leasehold estates in approximately 3,878.90 gross acres and 3,626.25 net acres of land situated in Lafourche Parish, Louisiana (the “Valentine Leases”), and the leases owned by Panther, including leasehold estates in approximately 618 gross acres and 618 net acres of land situated in Acadia Parish, Louisiana (the “Panther Leases”), the leases owned by Packer, including leasehold estates in approximately 4,349 gross acres and 4,349 net acres of land situated in Acadia and Lafourche Parish, Louisiana (the “Packer Leases”), the leases owned by Cowboy, including leasehold estates in approximately 835 gross acres and 835 net acres of land situated in Acadia Parish, Louisiana (the “Cowboy Leases).

Concurrent with the closing of the above transactions with Wildcat, we entered into and closed a Participation Agreement with Magnetar Exploration L.P. (“Magnetar”) under which we sold to Magnetar a 100% working interest, entitled to not less than a 75% net revenue interest, in and to the Valentine Leases, along with a 100% right, title and interest in all contracts affecting the Valentine Leases, all under the terms and conditions of such Participation Agreement, including the following consideration: (a) Magnetar paid $964,448 from which we are required to pay bonuses of $240,000 to ORX Exploration and $60,000 to Zebrowski Consulting, resulting in net proceeds to us of $664,448; (b) Magnetar agrees to pay all delay rentals pertaining to the Valentine Leases which accrue during calendar year 2024 and during the months of January through August of 2025, provided, however, that if the initial test well is commenced at any time prior to the end of August, 2025, Magnetar’s obligation to bear delay rental expenses thereafter will be deemed terminated, and the obligation for the payment of subsequent delay rentals shall be governed by the subject operating agreement; (c) in the event Magnetar has not commenced actual drilling operations on lands covered by the Valentine Leases on or prior August 31, 2025, then Magnetar shall have the option to continue paying rentals or extending the leases within the Area of Mutual Interest (the “AMI”) until December 31, 2026; (d) we will have the option to participate for up to a 1/3 working interest in the initial test well to be undertaken by Magnetar on lands covered by the Valentine Leases, with this right to extend to subsequent wells to be undertaken by Magnetar, subject to the further provisions regarding operations; and (e) at least three working days prior to its spudding the initial test well, Magnetar will pay to us a spud fee of $600,000 of which $240,000 of the cost thereof will be shared with ORX Exploration and $120,000 will be shared with Zebrowski Consulting, leaving us with $240,000.

Also concurrent with the closing of the above transactions with Wildcat, we enter into and closed a Participation Agreement with Magnetar under which we sold to Magnetar a 100% working interest, entitled to not less than a 75% net revenue interest, in and to the Panther Leases covering approximately 618 gross acres of land situated within the AMI provided therein, along with a 100% right, title and interest in all contracts affecting the Panther Leases, for the following consideration: (a) Magnetar paid $428,918.05 to us and $70,081.95 to MPC for delay rentals paid by it; (b) Magnetar agrees to reimburse McCabe for its payment of delay rentals to sustain certain of the Panther Leases coming due in March and April 2024 in the amount of $70,081.98; (c) Magnetar agrees to pay all delay rentals pertaining to the Panther Leases which accrue during calendar year 2024, shown to be $23,888.90; (d) in the event Magnetar is unable to commence actual drilling operations on lands covered by the Subject Panther Leases on or prior February 1, 2025, then Magnetar shall have the option to extend or take new leases on any of the Panther Leases that would expire during the following 12 calendar months; (e) we will have the option to participate up to a 1/3 working interest in the initial test well to be undertaken by Magnetar on lands covered by the Panther Leases, with this right to extend to subsequent wells to be undertaken by Magnetar, subject to the further provisions regarding operations; (f) prior to its spudding the initial test well, Magnetar will pay to us a spud fee equal to $100,000 of which $20,000 will be shared with Zebrowski Consulting.

Oil and Natural Gas Reserves.

Other than the Producing Hazel Wells (defined below), the only producing properties owned by us were the Oklahoma Properties, which were marginally producing and were uneconomic for reserve calculation purposes. At the end of 2023, reserves did not include any value for proved undeveloped properties.

We currently have two producing wells located on the Hazel Project, the Flying B Ranch #3H well and the Flying B Ranch #4H well (the “Producing Hazel Wells”). Production is from the Wolfcamp formation. At December 31, 2023, there were no proved reserves or proved developed nonproducing reserves related to these properties after giving effect to the obligation to reimburse drilling costs incurred by MHP.

The initial gross monthly production rate for the Flying B Ranch #4H was estimated to be 4,200 Bbl, although we will receive no future revenue from these wells until their estimated depletion because all of such revenue, after deducting expenses to produce the oil, is to be received by MHP directly and credited toward the recoupment of drilling costs incurred by MHP.

As of December 31, 2023, our proved developed nonproducing reserves related to the Producing Hazel Wells totaled -0- BOE, after giving effect to the obligation to reimburse drilling costs incurred by MHP. As of December 31, 2023, the outstanding cost reimbursement balance owed to MHP was $3,364,823.

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

During the year ended December 31, 2023, we produced and sold 244 barrels of oil net to our interest at an average sale price of $76.50 per Bbl. We produced and sold 3,558 Mcf of gas net to our interest at an average sales price of $2.07 per Mcf. Our average production cost including lease operating expenses and direct production taxes was $18.90 per BOE. Our depreciation, depletion, and amortization expense was $-0- per BOE.

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

During the year ended December 31, 2023, 10,860 barrels of oil net to our interest were sold at an average sale price of approximately $70.99 per Bbl, although we received none of this revenue because all of it, after deducting expenses to produce the oil, was either received by MHP directly during the time that the Option Agreement was in effect or credited towards the recoupment of drilling costs incurred by MHP. We produced and sold -0- Mcf of natural gas net to our interest.

	December 31, 2023			December 31, 2023
	Reserves			Future Net Revenue (M$)
					Present Value
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	Discounted at 10%
Net Proved Producing	0	0	0	$0	$0
Net Proved Nonproducing	0	0	0	$—	$—
Total Net Proved	0	0	0	$—	$—
Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$—
Probable Undeveloped	0	0	0	$—	$—

The net producing reserves from 2022 and 2023 were -0- BOE related to the Producing Hazel Wells due to the obligation to pass revenue through to MHP under the terms of the Option Agreement effective during both periods. Since we have no reserve value as of December 31, 2022 and December 31, 2023, Standardized Measure is not presented.

Due to the inherent uncertainties and the limited nature of reservoir data, both proved and probable reserves are subject to change as additional information becomes available. The estimates of reserves, future cash flows, and present value are based on various assumptions, including those prescribed by the SEC, and are inherently imprecise.

Investments to support our oil and natural gas properties during the years ended December 31, 2023 and 2022 were $9.7 million and $5.8 million ($3.8 million for the predecessor period plus $2.0 million for the successor period), respectively.

	Fiscal year Ended
	December 31
	2023	2022
Property acquisition costs	$-	$-
Development costs	$27,167,415	$6,882,881
Exploratory costs	$-	$-
Totals	$27,167,415	$6,882,881

Development costs for the year ended December 31, 2023, stated above include $16,015,592 representing the value of 83,358,275 shares of common stock and cancellation of an account receivable given in exchange for 33.5% working interest in the Company’s Orogrande Project.

Property development costs presented above exclude interest capitalized into the full cost pool. For the years ended December 31, 2023 and 2022, we capitalized $2,498,184 and $1,363,538 ($1,289,328 for the predecessor period plus $74,210 for the successor period) of interest on unevaluated properties, respectively.

The development costs 2023 and 2022 include work solely in the Orogrande Project. We made progress during 2023 and 2022 to develop proved producing reserves in the Orogrande Project in the Permian Basin in West Texas, which has not yet resulted in hydrocarbon production. We incurred costs of $9.7 million in 2023 and $5.8 million in 2022 related to certain drilling activity carried out to remain in compliance with all aspects of our lease obligations and to satisfy the continuous drilling clause under the agreement with University Lands, whereby we are obligated to satisfy certain minimum yearly requirements that may be exceeded if desired. Additionally, the Company and certain investor participants entered into twenty-five separate Participation Agreements to conduct drilling of wells in the Company’s approximately 17,000 acre Johnson Prospect in Hudspeth County, Texas, which is a portion of the Company’s Orogrande Prospect to satisfy the 2023 drilling requirement.

No development costs were incurred in 2023 or 2022 for the Oklahoma Properties.

During the fiscal years ended December 31, 2023 and 2022, development and exploratory net wells were drilled as set forth in the table below.

Drilling Activity Summary.

	December 31,
	2023	2022
Hazel Project (Texas)
Dry	0	0
Productive	0	0
Orogrande Project (Texas)
Dry	0	0
Productive	5	5

Effective as of October 6, 2023, the Company and certain investor participants entered into twenty-five separate Participation Agreements to conduct drilling of wells in approximately 17,000 acre Johnson Prospect in Hudspeth County, Texas, which is a portion of the Company’s Orogrande Prospect.

Pursuant to the Participation Agreement, the Participants collectively funded the cost of drilling which was used to (i) acquire the rights to drill on the Johnson Prospect and (ii) finance the drilling of five (5) vertical wells in the Johnson Prospect in connection with the Company’s 2023 drilling program requirements under its University Lands Drilling and Development Unit Agreement.

The Participation Agreement provides for an initial allocation of the working interests and net revenue interests among each Participant and the Company and then a re-allocation upon payout or payment to such Participant of drilling and completion costs for each well drilled. Following payout, the Company will own 25% of working interest and 18.75% net revenue interest in each well.

	December 31, 2023		December 31, 2022
	Gross	Net	Gross	Net
Productive Wells
Oil	7.00	2.67	5.00	2.67
Gas	7.00	2.66	4.00	2.66
Test Wells
Salt Water Disposal	3.00	2.13	3.00	2.13
Fresh Water Supply	3.00	2.00	3.00	2.00
Plug & Abandon	5.00	3.87	5.00	3.87

Well status as of December 31, 2023 includes the five wells drilled under the Participation Agreements and which satisfied the 2023 drilling requirement. Since the Participants hold the working interest in those wells until payout, the Net Interest is unchanged from 2022.

With the principal goal of gathering scientific data from a strategy of drilling test wells, all wells were drilled with the intent of being completed and productive for hydrocarbons. Two horizontal wells were successfully completed for hydrocarbons through the 2020 drilling program, however as of December 31, 2023 both wells remain shut-in waiting for hook-up to a gas pipeline. The various wells drilled on the Orogrande Basin through 2023 confirmed that there are at least five potential distinct reservoirs under our acreage. While these wells may have potential to produce hydrocarbons to sell commercially in the future, due to capital constraints we have no immediate plans to deploy the capital necessary to sell production from these wells to third parties. Instead, we plan to use the results from these wells to determine our drilling plans for future wells, including well locations, target depths and designated acreage, in the Orogrande Project. The remaining wells can be used for future development for various applications such re-entering the wellbores for horizontal unconventional development, fresh water supply, or salt water disposal and/or plugged and abandoned.

Producing Well Summary.

Acreage.

The Orogrande Project consists of unevaluated and undeveloped properties in progress of development for future production.

	Total Acres		Developed Acres		Undeveloped Acres
	Gross	Net	Gross	Net	Gross	Net
Texas—
Orogrande Project	134,000	134,000	—	—	134,000	134,000
Hazel Project	645	516	645	516	—	—
Oklahoma—
Viking	640	192	640	192	—	—
Total	135,285	134,708	1,285	708	134,000	134,000

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

Corporate Information.

Our principal executive office is located at 6300 Ridglea Place, Suite 950, Fort Worth, TX 76116. We currently share this office space with companies owned by our CEO, Gregory McCabe, and believe that the condition and size of those offices are adequate for our current needs. Our website is nextbridgehydrocarbons.com. Information contained on or accessible through our website, when available, shall not be incorporated by reference herein.

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

The Company has a history of net losses from operations and negative cash flow from operating activities. We will need to raise additional working capital to continue our normal and planned operations. We will also need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. During the year ended December 31, 2023, we incurred a net loss of $37,556,787 and used cash in the amount of $7,358,747 for operating activities for the year ended December 31, 2023. At December 31, 2023, we had an accumulated deficit of $119,219,378 and had a working capital deficit of $47,094,367 compared with a working capital deficit of $30,133,717 as of December 31, 2022, as restated. These factors raise doubt regarding our ability to continue as a going concern. Because we have incurred significant net losses, our auditors have issued a “going concern” audit qualification. A “going concern” qualification indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

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

Our leases on oil and natural gas properties typically have a primary term of four to five years, after which they expire unless, prior to expiration, drilling obligations are fulfilled or production is established within the spacing units covering the undeveloped acres. As of December 31, 2023, we had leases representing approximately 134,000 net acres in the Orogrande Basin in West Texas expiring on December 31, 2024 if we fail to drill five wells in 2024 as obligated. Unless we are able to negotiate an extension on these leases, these leases in the Orogrande Basin are also subject to expiration December 31, 2024 in the event we fail to drill an additional five wells during the 2024 calendar year. We will require additional capital to drill these wells, and we may not be able to obtain additional capital when required in order to drill these wells, or on favorable terms. As of December 31, 2023, we had leases representing 645 net acres in the Eastern edge of the Midland Basin in West Texas, which are currently held by production by active wells. In the event that we fail to meet our drilling obligations in the Orogrande Basin, whether because we are unable to obtain additional capital when required or otherwise, or if production ceases in the Midland Basin, our leases will expire. If we have to renew such leases on new terms, we could incur significant cost increases, and we may not be able to renew such leases on commercially reasonable terms or at all. In addition, on certain portions of our acreage, third-party leases may become immediately effective if our leases expire. As such, our actual drilling activities may materially differ from our current expectations, which could adversely affect our business.

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

Under the full cost method of accounting, capitalized oil and natural gas property costs less accumulated depletion and net of deferred income taxes may not exceed an amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are subject to amortization. Should capitalized costs exceed this ceiling, an impairment would be recognized. Additionally, periodic review of unevaluated properties may result in an impairment adjustment.

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

Recovery of undeveloped reserves and the development of developed non-producing reserves requires substantial capital expenditures and successful drilling operations of our oil and natural gas properties. All of the development costs related to our Hazel Project were paid by MHP. Under the Option Agreement, we granted MHP the option to acquire the Hazel Project in exchange for it conducting, and paying for, development activity sufficient to maintain the Hazel mineral leases in good standing. The Option Agreement provided that if MHP declined to exercise the option to acquire the property, we would be obligated to reimburse them for their cost of the development activity to the extent that the wells produced revenues beyond the date of the option’s lapse until the total amount of development expenses are reimbursed. MHP declined to exercise the option effective September 30, 2021.

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

We have five full-time employees, including our Chief Executive Officer and Chief Financial Officer. The loss of these individual would have an adverse effect on our business, as we have very limited personnel. We leverage the services of other independent consultants and contractors to perform various professional services, including engineering, oil and natural gas well planning and supervision, and land, legal, environmental and tax services. We also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. Our dependence on third-party consultants and service providers create a number of risks, including but not limited to:

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

The 2021 Note with Meta (now Mr. McCabe) contains restrictive covenants that limit our operations.

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

The 2021 Note is secured by a security interest in shares of common stock of Meta and a 25% working interest in the Orogrande Project as defined in the Security Agreement (defined below), held by the Pledgor (defined below) and Pledgor’s affiliate, Wolfbone, respectively. Any default that is not waived could permit Meta, as lender, to exercise rights and remedies with respect to all of the collateral that is securing the 2021 Note, and/or other rights and remedies under applicable law. Upon the completion of the Merger (defined below) in May 2023, Wolfbone became a subsidiary of the Company and the Security Agreement will remain in place.

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

On August 7, 2023, following the Loan Purchase, Mr. McCabe acquired the Note thereby replacing Meta as the lender and secured party under the 2021 Note. The Company’s obligations under the 2021 Note remain unchanged. Following an amendment effective June 30, 2024, the 2021 Note matures on September 30, 2024.

The 2022 Note with Mr. McCabe contains restrictive covenants that limit our operations.

On December 22, 2022, we borrowed $2 million pursuant to the terms of the 2022 Note (defined below), which has a maximum principal amount available for borrowing of $20 million, all of which has been drawn as of December 31, 2023. If we are not in compliance with the covenants of the 2022 Note, or if we are in default under the 2022 Note, it is possible that Mr. McCabe will not offer to extend any additional loans under the 2022 Note, which may affect our business as a going concern. The 2022 Note includes a restrictive covenant that, subject to certain exceptions and qualifications, restricts our ability to merge or consolidate with another person, or sell or transfer all or substantially all of our assets, unless we are the surviving entity or the successor entity assumes all obligations under the 2022 Note. This restriction may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.

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

Our Loan Agreement with Meta (now Mr. McCabe) contains restrictive covenants that limit our operations.

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

In the ordinary course of our business, we collect and store sensitive data. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation, damage to business relationships and regulatory fines and penalties. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Although we intend to implement additional processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, such measures will not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident. In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

Item 1B.	Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company has processes for assessing, identifying, and managing material risks from cybersecurity threats. These processes are integrated into the Company’s overall risk management systems, as overseen by the Company’s Board of Directors, primarily through its Audit Committee. The Company does not currently engage assessors, consultants, auditors, or other third parties in connection with any such processes. Other than the integration of the Company’s cybersecurity processes with the Company’s overall risk management systems, the Company does not have specific processes to oversee and identify such risks from cybersecurity threats associated with its use of any third-party service provider.

As of the date of this report, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition and that are required to be reported in this report.

Governance

Board of Directors

The Audit Committee of the Company’s Board of Directors, with the input of management, oversees the Company’s internal controls, including internal controls designed to assess, identify, and manage material risks from cybersecurity threats. The Chief Financial Officer will directly inform the Audit Committee about the prevention, detection, mitigation, and remediation of cybersecurity incidents, when applicable, so that the Audit Committee can monitor the same. Updates on cybersecurity matters, including material risks and threats, will be provided to the Company’s Audit Committee, and the Audit Committee provides updates to the Company’s Board of Directors at regular board meetings.

Management

Under the oversight of the Audit Committee of the Board of Directors, the Company’s Chief Financial Officer is primarily responsible for the assessment and management of material cybersecurity risks and establishing and maintaining adequate and effective internal controls covering cybersecurity matters. Although our Chief Financial Officer has extensive and broad expertise in overall accounting and executive management, he does not have any prior work experience, relevant degrees, certifications or other background specific to cybersecurity.

The Audit Committee of the Company’s Board of Directors, with the assistance of the Company’s Chief Financial Officer, is responsible for overseeing the establishment and effectiveness of controls and other procedures, including controls and procedures related to the public disclosure of material cybersecurity matters.

For further discussion of the risks associated with cybersecurity incidents, see the cybersecurity risk factor in Item 1A. Risk Factors in this report, titled “We rely on information technology in our operations, and security breaches and other disruptions in our systems could compromise our information and expose us to liability, which would cause our business and reputation to suffer.”

Item 3.	Legal Proceedings

On April 30, 2020, the Company’s wholly owned subsidiary, Hudspeth, filed suit against Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies (“Cordax”). The suit, Hudspeth and Wolfbone Investments, LLC v. Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies, was filed in the 189th Judicial District Court of Harris County, Texas. The suit seeks the recovery of approximately $1.4 million in costs incurred as a result of a tool failure during drilling activities on the University Founders A25 #2 well that is located in the Orogrande Field. Wolfbone, a subsidiary of the Company, is a co-plaintiff in that action. After the suit was filed, Cordax filed a mineral lien in the amount of $104,500 against the Orogrande Field and has sued the operator and counterclaimed against Hudspeth for breach of contract, seeking the same amount as the lien. Meta, as the Company’s parent at the time, determined to add the manufacturer of one of the tool components that it contends was one of the causes of the tool failure. It was later disclosed that Cordax is the subsidiary of a Canadian parent company, who has also been added to the case. Cordax’s current Chairman of the Board filed a special appearance after being served with a citation, alleging that he was a Canadian citizen with no meaningful ties to Texas. After discovery was conducted on this issue, a nonsuit without prejudice for this defendant was filed, dismissing him from the case. The remaining parties attended mediation on June 15, 2022, that was unsuccessful in resolving the case. Cordax filed a motion for summary judgment, attempting to dismiss Hudspeth and Wolfbone’s claims. The Court denied Cordax’s motion. Discovery is substantially complete. The Company is required to indemnify Meta in connection with this matter pursuant to the terms of the Distribution Agreement with Meta entered into in connection with the consummation of the Spin-Off. Prior to trial, in 2024, the parties settled the case. As soon as Cordax fulfills its payment obligations to Hudspeth (the amount of which is confidential), the Harris County case will be dismissed with prejudice. Cordax’s releases of Hudspeth and Wolfbone were effective when the Settlement Agreement was signed, May 16, 2024.

On March 18, 2021, Cordax filed a lawsuit in Hudspeth County, Texas seeking to foreclose its mineral lien against the Orogrande Field in the amount of $104,500.01 and recover related attorney’s fees. The foreclosure action, Datalog LWT Inc. d/b/a Cordax Evaluation Technologies v. Torchlight Energy Resources, Inc., was filed in the 205th Judicial District Court of Hudspeth County, Texas. The Company is contesting the lien in good faith and filed a Plea in Abatement on May 10, 2021, seeking a stay in the Hudspeth County lien foreclosure case pending final disposition of the related case currently pending in Harris County, Texas. The Company is required to indemnify Meta in connection with this matter pursuant to the terms of the Distribution Agreement with Meta. As part of the settlement in the Harris County case, Cordax has released the mineral lien, and the case has been dismissed with prejudice.

On March 15, 2024, a securities class action captioned Targgart v. Next Bridge Hydrocarbons, Inc., et al., No. 24-cv-1927, was filed in the U.S. District Court for the Eastern District of New York. The action is brought on behalf of a putative class of persons or entities that acquired the Company’s shares in connection with the Company’s spin-off from Meta Materials, Inc., in December 2022. The complaint names as defendants the Company and certain of its current and former officers and directors. The complaint asserts claims under Sections 11 and 15 of the Securities Act, alleging that the Form S-1 that the Company filed with the SEC on July 14, 2022, which became effective on November 18, 2022, contained untrue statements or omissions. The complaint seeks, among other things, unspecified statutory and compensatory damages.

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

As of June 25, 2024, we have approximately 5,975 holders of record of shares of our common stock. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers, the holder of the common stock, is counted as a single shareholder. A significant number of shares of our common stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the exact number of beneficial owners of our common stock.

As of March 31, 2024, we had a total of 251,830,516 shares of common stock issued and outstanding. This amount does not include outstanding uncovered short positions held by foreign and domestic institutions. We are presently in communication with FINRA and the SEC to bring light to the scope of the aggregate uncovered short position in our common stock. FINRA has previously reported that it estimated that there was an aggregate short interest position in the Series A Preferred Shares of Meta Materials, Inc. (which converted into our common stock and previously traded under the symbol “MMTLP” in the over-the-counter equity market) in accounts held at U.S. member broker-dealers as of December 12, 2022 of approximately 2.65 million shares. This figure, however, does not include domestic or foreign non-member entities that could act as custodians or agents holding securities for others, including foreign-registered broker-dealers. We intend to continue to investigate this issue and hope to uncover more details in the future. But our ability to do this may be hindered without the full support of the applicable regulatory bodies and broker-dealers that oversee these matters.

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

Overview.

Our consolidated financial statements have been prepared on a stand-alone basis. Our consolidated financial statements reflect our financial position, results of operations and cash flows in conformity with GAAP.

All intercompany transactions through December 14, 2022 (the date of the Spin Out from Meta) between us and Meta have been included in our consolidated comparative financial statements. The intercompany transactions are reflected in our consolidated statements of cash flow as a financing activity and in our consolidated balance sheets as “Notes payable – Related Party”.

The historical costs and expenses reflected in our comparative financial statements include an allocation for certain corporate shared service functions historically provided by Meta including executive oversight, accounting, treasury, tax, legal, human resources, occupancy, procurement, information technology and other shared services. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis based on sales, headcount, tangible assets or other measures considered to be a reasonable reflection of the historical utilization levels of these services.

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

With respect to comparative financial statements the period December 15, 2022 through December 31, 2022 is referred to herein as the “successor period” and the period from January 1, 2022 through December 14, 2022 is referred to herein as the “predecessor period”. The predecessor period is reflective of the Company while a subsidiary of our former parent Meta. The successor period is reflective of the Company after the Spin-Off as an independent public reporting company.

On December 21, 2022, we entered into that certain Agreement and Plan of Merger (the “Merger Agreement”) with Hudspeth, Wolfbone, MPC and Mr. McCabe, pursuant to which in a series of transactions the oil and natural gas leases, the lands covered by such leases, pooling and communitization agreements, rights-of-way, the surface estate of the lands and all wells located in the Orogrande Project will be transferred, conveyed and assigned to Hudspeth (or its designated assignee) in consideration of (1) treating the Orogrande Obligations (as defined in the Merger Agreement) as having been irrevocably satisfied and discharged in full with respect to MPC and (2) an issuance of 56,297,638 shares of our common stock to Mr. McCabe (such series of transactions collectively, the “Merger”). The Merger was completed in May 2023 in accordance with the Texas Business Organizations Code, whereby (a) the Company will form NBH MergeCo, LLC with the State of Texas (“MergeCo”) in order to cause Hudspeth to assign all of its rights under the Merger Agreement to MergeCo and MergeCo will assume Hudspeth’s obligations under the Merger Agreement, (b) Hudspeth (or MergeCo, as its assignee), Wolfbone and MPC shall merge with each of Wolfbone and MPC as surviving entities, and (c) Wolfbone became a direct and wholly-owned subsidiary of the Company. The closing of the transactions contemplated by the Merger Agreement were subject to the satisfaction of certain customary closing conditions, including filing and acceptance of the certificate of merger by the Secretary of State of the State of Texas.

In connection with the Merger, on December 22, 2022, the Company entered into the 2022 Note (defined below). The Company is entitled to request advances under the 2022 Note in a minimum principal amount of $100,000 each. Mr. McCabe is the largest shareholder of our common stock. As such, the Merger and 2022 Note constitute related party transactions which have been duly approved by our Board and Audit Committee. As of December 31, 2023, the Company had drawn $20 million on the 2022 Note. The maturity date of the loan has been amended to September 30, 2024.

Recent Developments

We met our 2022 drilling obligations under the DDU Agreement to drill five new wells in the Orogrande Project in advance of the March 31, 2023 deadline under University Lands lease requirement. The data collected from these five wells, in addition to the five wells drilled in 2021, confirmed that there are at least five potential distinct reservoirs under our acreage. Also, our operations team deployed a new mist drilling solution which increased hole stability, which we believe will result in meaningful cost savings for additional wells drilled in the Orogrande Project. While these wells may have potential to produce hydrocarbons to sell commercially in the future, we have no immediate plans to deploy the additional capital necessary to sell production from these wells to third parties. Instead, we plan to use the results from these wells to determine our drilling plans for future wells, including reservoir locations, target depths and designated acreage, in the Orogrande Project.

Effective as of October 6, 2023, the Company and certain investor participants (each a “Participant” and collectively the “Participants”) entered into twenty-five separate Participation Agreements (the “Participation Agreements”) to conduct drilling of wells in the Company’s approximately 17,000 acre Johnson Prospect in Hudspeth County, Texas, which is a portion of the Company’s Orogrande Prospect.

Pursuant to the Participation Agreement, the Participants collectively funded the cost of drilling, of approximately $9,000,000, which was used to (i) acquire the rights to drill on the Johnson Prospect and (ii) finance the drilling of five (5) vertical wells in the Johnson Prospect in connection with the Company’s 2023 drilling program requirements under its University Lands Drilling and Development Unit Agreement. Each Participant will have the right to participate in the drilling of additional wells on the Johnson Prospect in the future, including an additional five (5) vertical wells in locations determined by Hudspeth Operating, LLC, the Company’s wholly owned subsidiary (“Hudspeth”), in its sole discretion, in 2024. The Participation Agreement provides for an initial allocation of the working interests and net revenue interests among each Participant and the Company and then a re-allocation upon payout or payment to such Participant of drilling and completion costs for each well drilled. Following payout, the Company will own 25% of working interest as described below and 18.75% net revenue interest in each well. Hudspeth will be the operator of the Johnson Prospect pursuant to a joint operating agreement (the “Operating Agreement”) entered into in connection with the Participation Agreement. The Participation Agreement and the Operating Agreement required, among other things, that Hudspeth and the Company drill and complete at least five (5) vertical wells by December 31, 2023, unless the term of the Participation Agreement is extended.

The wells were completed by December 31, 2023 satisfying the 2023 drilling obligation under the DDU Agreement.

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

Results of Operations.

Historical Results for the Years Ended December 31, 2023 and 2022

For the year ended December 31, 2023, we had a net loss of $37,556,787 compared to a net loss of $81,662,591 for the successor period ended December 31, 2022 and $7,938,335 for the predecessor period ended December 14, 2022. At December 31, 2023, we had current assets of $2,085,810 and total assets of $2,190,989. As of December 31, 2023, we had current liabilities of $49,180,177. Stockholders’ deficit was $(47,237,839) at December 31, 2023.

Historical Results for the Years Ended December 31, 2022 (for the Predecessor Period January 1, 2022 through December 14, 2022, and for the Successor Period December 15, 2022 through December 31, 2022

For the predecessor period, we had a net loss of $7,938,335 and for the successor period, we had a net loss of $81,662,591. The net loss was primarily due to impairment expense, increased general and administrative expenses and interest expenses for the year ended December 31, 2022. At December 31, 2022, we had current assets of $959,117 and total assets of $1,039,296. As of December 31, 2022, we had current liabilities of $31,092,834. Stockholders’ deficit was $(30,300,404) at December 31, 2022.

Revenue and Gross Profit

	Year Ended December 31
	2023	2022
		Predecessor	Successor	Combined	Change
Product Sales BOE	837	633	59	692	145

Total Revenue	$26,031	$38,273	$2,561	$40,834	($14,803)
Cost of revenue	($60,933)	($71,243)	($6,055)	($77,298)	($16,365)
Gross Profit (Loss)	($34,902)	($32,970)	($3,494)	($36,464)	$1,562

Gross profit percentage	-134.08%	-86.14%	-136.43%	-89.30%	-44.78%

Production Revenues and Cost of Revenue

For the year ended December 31, 2023, we had production revenue of $26,031 compared to $40,834 in 2022 ($38,273 for the predecessor period plus $2,561 for the successor period). The change in revenue was primarily due to the increase in oil and natural gas production from 692 BOE for the 2022 period to 837 BOE for the 2023 period from the Oklahoma Properties, a decrease in the average price of oil from $98.75 in 2022 to $76.50 in 2023 and a decrease in the average price of natural gas from $7.51 in 2022 to $2.07 in 2023. Our cost of revenue, consisting of lease operating expenses and production taxes, was $77,298 for the year ended December 31, 2022 compared with $60,933 for the year ended December 31, 2023. For each of the years ended December 31, 2022 and 2023, production and revenue are detailed as follows:

		Oil	Gas
		Production	Production	Oil	Gas	Total
Property	Quarter	{BBLS}	{MCF}	Revenue	Revenue	Revenue
Oklahoma	Q1 - 2022	0	0	$-	$-	$-
Hazel (TX)	Q1 - 2022	0	0	-	-	-
Total Q1-2022		0	0	$-	$-	$-

Oklahoma	Q2 - 2022	97	1,267	$9,688	$7,716	$17,404
Hazel (TX)	Q2 - 2022	0	0	-	-	$-
Total Q2-2022		97	1,267	$9,688	$7,716	$17,404

Oklahoma	Q3 - 2022	43	887	$4,635	$8,329	$12,964
Hazel (TX)	Q3 - 2022	0	0	-	-	-
Total Q3-2022		43	887	$4,635	$8,329	$12,964

Oklahoma	Q4 - 2022
Predecessor		28	635	$2473	$5,432	$7,905
Successor		15	242	$1276	$1,285	$2,561
Hazel (TX)	Q4 - 2022	0	0	-	-	-
Total Q4-2022		43	877	$3749	$6,717	$10,466

Total 2022		183	3,031	18,072	22,762	40,834

Average Commodity Price				$98.75	$7.51

Oklahoma	Q1 - 2023	107	748	$8141	$2,783	$10,924
Hazel (TX)	Q1 - 2023	0	0	-	-	-
Total Q1-2023		107	748	$8,141	$2,783	$10,924

Oklahoma	Q2 - 2023	43	867	3,195	1,646	4,841
Hazel (TX)	Q2 - 2023	0	0	-	-	-
Total Q2-2023		43	867	$3,195	$1,646	$4,841

Oklahoma	Q3 - 2023	79	1183	6,184	1,547	7,731
Hazel (TX)	Q3 - 2023	0	0	-	-	-
Total Q3-2023		79	1183	$6,184	$1,547	$7,731

Oklahoma	Q4 - 2023	15	760	1,146	1,389	2,535
Hazel (TX)	Q4 - 2023	0	0	-	-	-
Total Q4-2023		15	760	1,146	1,389	2,535

Total 2023		244	3558	$18,666	$7,365	$26,031

Average Commodity Price				$76.50	$2.07

Expenses for the Years Ended December 31, 2023 and 2022

We recorded depreciation, depletion and amortization expense of $-0- for the year ended December 31, 2023 compared to $-0- for the year ended December 31, 2022.

Operating Expenses

	Year Ended December 31,
	2023	2022 as restated
		Successor	Predecessor	Combined
Operating Expenses
General & Administrative	$12,095,611	$916,085	$7,905,860	$8,821,945
Total operating expenses	$12,095,611	$916,085	$7,905,860	$8,821,945

General and Administrative Expenses

Our general and administrative expense for the year ended December 31, 2023 was $12,095,611 compared to $8,821,945 ($7,905,860 for the predecessor period plus $916,085 for the successor period) for the year ended December 31, 2022. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which were non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses. The change in general and administrative expenses in 2023, compared to 2022, is primarily due to employee compensation and an increase in consulting fees, filing fees, legal fees, director and officer liability insurance, and investor relations expenses.

Cash Flows, Liquidity and Capital Resources.

Cash Flows

The following table summarizes sources and uses of cash and cash equivalents:

	Year Ended December 31
	2023	2022 as restated
		Successor Period	Predecessor Period
		December 15, 2022 through December 31, 2022	January 1, 2022 through December 14, 2022	Combined
Cash Flows From (used in) Operating Activities
Net loss	$(37,556,787)	$(81,662,591)	$(7,938,335)	$(89,600,926)
Adjustments to reconcile net loss to net cash from operations:
Accretion expense	1,785	1,092	-	1,092
Prospect fee offset to note payable	(368,334)	-	-	-
Bad debt expense	-	-	(26,612)	(26,612)
Expense related to stock based compensation	4,781,279	-	-	-
Impairment loss	27,167,415	80,743,013	-	80,743,013
Change in:
Accounts receivable	(208,882)	-	74,310	74,310
Accounts receivable, related party	-	-	(14,153)	(14,153)
Prepayments – development costs	18,660	-	(150,000)	(150,000)
Other assets	(25,000)	39,185	(94,364)	(55,179)
Prepaid expenses	(14,441)	(58,225)	(1,408)	(59,633)
Accounts payable and accrued expenses	(1,353,787)	2,209,867	(64,983)	2,144,884
Other payables	-	-	2,589,363	2,589,363
Net cash provided by (used in) operating activities	(7,558,092)	1,272,341	(5,626,182)	(4,353,841)

Cash Flows From (used in) Investing Activities
Investment in oil and natural gas properties	(8,653,640)	(3,023,030)	(3,859,851)	(6,882,881)

Net cash used in investing activities	(8,653,640)	(3,023,030)	(3,859,851)	(6,882,881)

Cash Flows From Financing Activities
Contributions from parent	-	-	316,600	316,600
Proceeds from notes payable, related party	18,000,000	2,000,000	7,500,000	9,500,000
Payments on promissory notes	(1,000,000)	-	-	-
Prepayments, working interest owners	311,281	-	-	-
Net cash provided by financing activities	17,311,281	2,000,000	7,816,600	9,816,600

Net increase (decrease) in cash	1,099,549	249,311	(1,669,433)	(1,420,122)

Cash—beginning of period	569,298	319,987	1,989,419	1,989,419
Cash—end of period	$1,668,847	$569,298	$319,987	$569,297

Supplemental disclosure of cash flow information:
Cash paid for interest	$199,345	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in spin-out transaction	-	-	16,547	16,547
Common stock issued in working interest acquisition	$15,838,073	$-	$-	$-
Account receivable cancelled in working interest acquisition	$177,519	$-	$-	$-
Account payable reduced by expense offset	$-	$15,638	$-	$15,638
Capitalized Interest included in interest payable	$2,498,184	$74,210	$1,289,328	$1,363,538

At December 31, 2023, we had cash and cash equivalents of $1,668,847 compared to $569,298 as of December 31, 2022.

Cash Flows From Operating Activities

Cash used in operating activities for the year ended December 31, 2023, was $7,558,092 compared to $4,353,841 for the year ended December 31, 2022.

Cash used in operating activities for the year ended December 31, 2023 can be attributed principally to net loss from operations of $37,556,787 adjusted for $27,167,415 in an impairment adjustment and $4,781,279 in Expense related to stock based compensation and changes in other liabilities, and accounts payable and accrued expenses.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2023 was $8,653,640 compared to $6,882,881 for year ended December 31, 2022. Cash used in investing activities consisted primarily of investments in oil and natural gas properties in 2023.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2023 was $17,311,281 compared to $9,816,600 for the year ended December 31, 2022. Cash flows provided by financing activities consists primarily of loans from a related party.

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

Capital Expenditures

Our capital expenditures are summarized in the following table:

	Year
	Ended	Year Ended December 31, 2022
	2023	Successor	Predecessor	Combined
Acquisitions:
Proved property	$-	$-	$-	$-
Unproved property working interest	16,015,591	-	-	-
Exploration and development:
Developmental leasehold costs	-	-	-	-
Exploratory drilling and completion costs	-	-	-	-
Development drilling and completion costs	8,653,640	3,023,030	3,859,851	6,882,881
Other development costs	-	-	-	-
Capitalized interest	2,498,184	74,210	1,289,328	1,363,538
Asset retirement obligations	1,785	246,866	-	246,866
Total exploration and development	27,169,200	3,344,106	5,149,179	8,493,285
Other property	-	-	-	-
Total capital expenditures	$27,169,200	$3,344,106	$5,149,179	$8,493,285
Change in accrued capital expenditures and other	115,443	(2,209,867)	(2,524,380)	(4,734,247)
Common stock issued for development costs	(15,838,072)	-	-	-
Account receivable cancelled in working interest acquisition	(177,519)	-	-	-
Prepaid drilling costs	-	-	150,000	150,000
Capitalized interest	(2,498,184)	(74,210)	(1,289,328)	(1,363,538)
Asset retirement obligations	(1,785)	(246,866)	-	(246,866)
Total cash capital expenditures	$8,769,083	$813,163	$1,485,471	$2,298,634

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

On June 28, 2022 and in August 2022, we borrowed $1.9 million and $2.7 million as an advance from Meta to be treated as an unsecured term loan, in addition to $441,000 previously advanced, under a Loan Agreement with Meta as the lender (the “Loan Agreement”), the proceeds of which are available for our working capital and general corporate purposes. As of the date of this report, we had an aggregate principal amount outstanding of $5.0 million, which is the maximum amount available under the Loan Agreement. The loans were due and payable on March 31, 2023 (the “Maturity Date”), unless extended as described in the following sentence. Under the Loan Agreement, if we raise $30 million or more in capital through debt or equity or a combination thereof by the Maturity Date, the Maturity Date will be extended to October 3, 2023 and the 2021 Note plus the loans under the Loan Agreement would be amortized in six equal monthly installments. Loans under the Loan Agreement bear interest at a fixed rate of 8% per annum if no event of default exists, and at a fixed rate of 12% per annum if an event of default exists.

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

See the discussion under the caption “Recent Developments” and Note 5 of the notes to our financial statements as of and for the year ended December 31, 2023 included in this report for information about the amendments to the 2021 Note and the Loan Agreement entered into subsequent to the end of fiscal year 2022.

The 2022 Note

On December 22, 2022, we issued an unsecured promissory note in the principal amount of up to $20 million in favor of Mr. McCabe (the “2022 Note”). The 2022 Note bears interest at 5% per annum, computed on the basis of a 365-day year, and matures on June 30, 2024 (the “2022 Note Maturity Date”); provided, however, if we raise $30 million or more in capital through debt or equity or a combination thereof by the 2022 Note Maturity Date, the 2022 Note Maturity Date will be extended to October 3, 2023. The outstanding principal of the 2022 Note, together with all accrued interest thereon, becomes due on June 21, 2023. The revolving commitment under the 2022 Note expires on 2022 Note Maturity Date. As of December 31, 2022, we had $2 million principal amount outstanding and $18 million of available borrowings under the 2022 Note.

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

On August 7, 2023, following the Loan Purchase, Mr. McCabe acquired the Notes thereby replacing Meta as the lender and secured party under the 2021 and 2022 Notes. The Company’s obligations under the 2021 and the 2022 Notes remain unchanged. Following certain amendments entered into, the 2021 and 2022 Notes mature on September 30, 2024.

Contractual Obligations

Our most significant contractual obligations relate to the Loan Agreement, the 2021 Note, 2022 Note and drilling and development commitments and other lease operating expenses under certain leases for the Orogrande Project.

Our debt obligations include the $15 million principal balance outstanding under the 2021 Note, which incurs interest at 8% per annum and matures on March 31, 2024. On September 2, 2022, we entered into a Loan Agreement that governs the term loans advanced to us from Meta on April 14, 2022, May 4, 2022, May 12, 2022, May 26, 2022, June 1, 2022, June 13, 2022, June 28, 2022, August 11, 2022 and August 29, 2022, for an aggregate principal balance outstanding of $5 million, which is the maximum amount of Meta’s commitment under the Loan Agreement. The term loans incur interest at a per annum rate equal to 8% and mature on September 30, 2024.

On December 21, 2022, we issued the 2022 Note that governs the term loans advanced to us from Mr. McCabe on December 22, 2022, for an aggregate principal balance up to $20 million. Draws on the loan through December 31, 2023 total $20,000,000. The term loan incurs interest at a per annum rate equal to 5% and matures on June 21, 2023. Under each of the 2021 Note, the Loan Agreement and the 2022 Note, if we raise additional capital through debt or equity, or any combination thereof, of at least $30 million before the respective maturity dates, we will be entitled to extend maturity to October 3, 2023 and repay the outstanding balances in six equal monthly installments beginning in April 2023 up to such extended maturity date. Amendment to the Note terms has extended the maturity date to September 30, 2024.

For the year ended December 31, 2022, we incurred an aggregate interest on the 2022 Note, the 2021 Note and under the Loan Agreement of $1,571,336. Interest incurred during the year ended December 31, 2023, was $2,498,184. See the discussion under the caption “Liquidity and Capital Resources.”

In addition to our debt commitments, the Orogrande Project leases representing approximately 134,000 gross acres in the Orogrande Basin in West Texas are subject to expiration in 2024 in the event we fail to drill five wells during the 2024 calendar year in compliance with our drilling obligations under the DDU Agreement. We do not yet know what our capital expenditure needs will be to satisfy our drilling commitments for the calendar year 2024. For a discussion of the risks relating to our drilling obligations, see “Risk Factors—Risks Relating to Our Business”, including the risk factor “—Our acreage must be drilled before lease expiration in order to hold the acreage by production. In the highly competitive market for acreage, failure to drill sufficient wells in order to hold acreage will result in a substantial lease renewal cost, or if renewal is not feasible, loss of our lease and prospective drilling opportunities”. See also Note 5 of the notes to our financial statements as of and for the year ended December 31, 2023.

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

Commodity Price Risk.

Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors, some of which are beyond our control. Factors influencing oil and natural gas prices include the level of global demand for oil, the foreign supply of natural gas and oil, the establishment of and compliance with production quotas by oil exporting countries, weather conditions that determine the demand for natural gas, the price and availability of alternative fuels and overall economic conditions. It is impossible to predict future oil and natural gas prices with any degree of certainty. Sustained weakness in oil and natural gas prices may adversely affect our financial condition and results of operations and may also reduce the amount of oil and natural gas reserves that we can produce economically. Any reduction in our oil and natural gas reserves, including reductions due to price fluctuations, can have an adverse effect on our ability to obtain capital for our exploration and development activities. Similarly, any improvements in oil and natural gas prices can have a favorable impact on our financial condition, results of operations and capital resources.

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

The consolidated financial statements of Next Bridge Hydrocarbons, Inc. appearing in this report have been audited by M&K CPAs, PLLC an independent registered public accounting firm, as set forth in their report thereon appearing elsewhere herein, and are included in reliance upon such reports given on the authority of such firm as experts in accounting and auditing.

We are responsible for the fairness and reliability of the financial statements and other financial data included in this report. In the preparation of the financial statements, it is necessary for us to make informed estimates and judgments based on currently available information on the effects of certain events and transactions. Estimates of the oil and natural gas reserves of the Company and related future net cash flows and the present values were based upon reserve reports prepared by PeTech Enterprises, Inc. have been included in this report. All of the Company’s properties are unevaluated properties with the exception of the Hazel Project. The reserve report for 2023 included in this filing is necessary to compare proved reserves for the Hazel Project to the remaining balance of reimbursements due to MHP (the Optionee) is entitled to receive, as its sole recourse for the recoupment of drilling costs, All revenue from Hazel production is payable to MHP until such time as MHP has recovered its reasonable costs and expenses for drilling, completing, and operating the well. As of December 31, 2023, and 2022 the balance due to MHP exceeded the value of the proved reserves resulting in reportable reserves of $-0-.

We have included these estimates in reliance on the authority of such firm as an expert in such matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Next Bridge Hydrocarbons, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Next Bridge Hydrocarbons, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the " consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit, negative cash flows from operations, and has a net working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB .

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

As discussed in Note 2 to the financial statements, the Company had a going concern due to a working capital deficiency, accumulated deficit, and negative cash flows from operations. Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses manage estimates on future revenues and expenses, which are not able to be substantiated. To evaluate the appropriateness of the going concern, we examined and evaluated the financial information that was the initial cause along with management’s plans to mitigate the going concern and management’s disclosure of going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2024

The Woodlands, TX

July 17, 2024

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED BALANCE SHEETS

		Restated
	December 31	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$1,668,847	$569,298
Accounts receivable, related party	-	177,519
Accounts receivable - working interest owners	207,470	-
Production receivable	1,412	-
Prepayments - development costs	131,340	150,000
Prepaid expenses	76,741	62,300
Total current assets	2,085,810	959,117

Oil and natural gas properties, net of impairment	-	-

Other assets	105,179	80,179

TOTAL ASSETS	$2,190,989	$1,039,296

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,777,693	$4,947,774
Prepayments, working interest owners	311,281	-
Note payable - META	-	22,573,724
Note payable - related party	41,221,028	2,000,000
Accrued interest payable – unrelated parties	-	1,571,336
Accrued interest payable – related parties	3,870,175	-
Total current liabilities	49,180,177	31,092,834

Asset retirement obligations	248,651	246,866
Total liabilities	49,428,828	31,339,700

Commitments and contingencies

Stockholders’ deficit
Preferred stock, par value $0.0001, 50,000,000 shares authorized; -0- issued and outstanding December 31, 2023 and December 31, 2022	-	-
Common stock, par value $0.0001; 500,000,000 shares authorized; 248,830,516 issued and outstanding at December 31, 2023; 165,472,241 issued and outstanding at December 31, 2022	24,883	16,547

Additional paid-in capital	71,956,656	51,345,640
Accumulated deficit	(119,219,378)	(81,662,591)
Total deficit	(47,237,839)	(30,300,404)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,190,989	$1,039,296

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENTS OF OPERATIONS

		Restated
	Year	Successor	Predecessor
	Ended	December 15, 2022	January 1, 2022
	December 31, 2023	December 31, 2022	December 14, 2022
Oil and natural gas sales	$26,031	$2,561	$38,273

Operating expenses:
Lease operating expenses	59,059	5,826	68,488
Production taxes	1,874	229	2,755
General and administrative	12,095,611	916,085	7,905,860
Impairment loss	27,167,415	80,743,013	-
Total operating expenses	39,323,959	81,665,153	7,977,103

Other income (expense)
Prospect fee income	1,700,000	-	-
Administration income	41,140	-	-
Interest income	1	1	495
Total other income	1,741,141	1	495

Loss before income taxes	(37,556,787)	(81,662,591)	(7,938,335)

Provision for income taxes	-	-	-

Net loss	$(37,556,787)	$(81,662,591)	$(7,938,335)

Loss per common share:
Basic and Diluted	$(0.21)	$(0.49)	$(0.05)
Weighted average number of common shares outstanding:
Basic and Diluted	180,316,865	165,472,241	165,472,241

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common	Common	Additional
	stock	stock	paid-in	Accumulated
	shares	amount	capital	deficit	Total
Balance, January 1, 2022	1	$-	$100,546,596	$(68,187,516)	$32,359,080

Contributions from parent	0	-	316,600	-	316,600

Issuance of common stock in Spin Out transaction	165,472,240	16,547	(16,547)	-	-

Net loss - Predecessor	0	-	-	(7,938,335)	(7,938,335)
Balance, December 14, 2022	165,472,241	$16,547	$100,846,649	$(76,125,851)	$24,737,345

Balance, December 15, 2022	165,472,241	$16,547	$51,345,640	$-	$51,362,187

Net loss - Successor, restated	0	-	-	(81,662,591)	(81,662,591)
Balance, December 31, 2022	165,472,241	$16,547	$51,345,640	$(81,662,591)	$(30,300,404)

Common stock issued	83,358,275	8,336	15,829,737	-	15,838,073
Stock based compensation	0	-	4,781,279	-	4,781,279
Net loss	0	-	-	(37,556,787)	(37,556,787)
Balance, December 31, 2023	248,830,516	$24,883	$71,956,656	$(119,219,378)	$(47,237,839)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Restated
	Year	Successor Period	Predecessor Period
	Ended	December 15, 2022	January 1, 2022
	December 31, 2023	December 31, 2022	December 14, 2022
Cash Flows (used in) From Operating Activities
Net loss	$(37,556,787)	$(81,662,591)	$(7,938,335)
Adjustments to reconcile net loss to net cash from operations:
Accretion expense	1,785	1,092	-
Prospect fee offset to note payable	(368,334)	-	-
Bad debt expense	-	-	(26,612)
Expense related to stock based compensation	4,781,279	-	-
Impairment loss	27,167,415	80,743,013	-
Change in:
Accounts receivable	(208,882)	-	74,310
Accounts receivable, related party	-	-	(14,153)
Prepayments - development costs	18,660	-	(150,000)
Prepaid expenses	(14,441)	(58,225)	(1,408)
Other assets	(25,000)	39,185	(94,364)
Accounts payable and accrued expenses	(1,353,787)	2,209,867	2,524,381
Net cash from (used in) operating activities	(7,558,092)	1,272,341	(5,626,181)

Cash Flows From (used in) Investing Activities
Investment in oil and natural gas properties	(8,653,640)	(3,023,030)	(3,859,851)
Net cash used in investing activities	(8,653,640)	(3,023,030)	(3,859,851)

Cash Flows From Financing Activities
Proceeds from notes payable, related party	18,000,000	2,000,000	7,500,000
Payments on promissory notes	(1,000,000)	-	-
Prepayments, working interest owners	311,281	-	-
Contributions from parent, net	-	-	316,600
Net cash from financing activities	17,311,281	2,000,000	7,816,600

Net increase (decrease) in cash	1,099,549	249,311	(1,669,432)

Cash - beginning of period	569,298	319,987	1,989,419

Cash - end of period	$1,668,847	$569,298	$319,987

Supplemental disclosure of cash flow information:
Cash paid for interest	$199,345	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in spin-out transaction	-	-	16,547
Common stock issued in working interest acquisition	$15,838,073	$-	$-
Account receivable cancelled in WI acquisition	$177,519	$-	$-
Account payable reduced by expense offset	$-	$15,638	$-
Capitalized Interest	$2,498,184	$74,210	$1,289,328

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

1.	NATURE OF BUSINESS

Next Bridge Hydrocarbons, Inc. (the “Company”) was incorporated in Nevada on August 31, 2021, as OilCo Holdings, Inc. and changed its name to Next Bridge Hydrocarbons, Inc. pursuant to its Amended and Restated Articles of Incorporation filed on June 30, 2022. The Company spun off from Meta Materials, Inc. (“Meta”) on December 14, 2022, resulting in the Company becoming an independent company (the “Spin-Off”). Prior to the Spin-Off, the Company was a wholly owned subsidiary of Meta. Meta became the parent of the Company’s subsidiaries in June 2021 in a merger transaction with Torchlight Energy Resources, Inc. (“Torchlight”), the previous parent of the subsidiaries and developer of the properties from their inception up to June 2021.

Effective December 14, 2022 (the “Spin-Off Date”), the Company and all of its wholly owned subsidiaries were involved in a spin off transaction from the Company’s former parent, Meta. Meta spun the Company and the Company’s wholly owned oil and natural gas subsidiaries in fulfillment of a preferred shareholder liability and other working capital items. As part of the Spin-Off, a change in control event occurred. The Company elected to apply “pushdown” accounting by applying the guidance in Accounting Standards Codification Topic ("ASC") 805, Business Combinations, including the recognition of the Company’s assets and liabilities at fair value as of December 14, 2022, as the fair value of the new basis of net assets of the Company. Accordingly, the consolidated financial statements of the Company for periods before and after December 14, 2022 reflect different bases of accounting, and the financial positions and results of operations of those periods are not comparable. Throughout the Company's consolidated financial statements and the accompanying notes herein, periods prior to the change of control are identified as "Predecessor" and periods after the change of control are identified as "Successor”. Meta no longer owns 100% of the Company and the Company is now owed by various shareholders. The new shareholders received common stock as consideration and the fair value was determined using the income approach.

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

The accompanying consolidated financial statements contain comparative financial disclosures from the consolidated financial statements for 2022 of the predecessor Company, Meta Materials, Inc., described above. Certain items have been restated as detailed in Note 12.

The Company is an energy company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties in the United States. The Company’s primary focus has been the development of interests in an oil and natural gas project the Company holds in the Orogrande Basin in West Texas in Hudspeth County, Texas (the “Orogrande Project”). In addition, the Company has minor interests in the Eastern edge of the Midland Basin in Texas (the “Hazel Project”), and two minor well interests in the Hunton wells located in Oklahoma (the “Oklahoma Properties”). The Company has five full-time employees, and the Company employs consultants for various roles as needed.

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

At December 31, 2023, the Company had not yet achieved profitable operations. The Company had a net loss of $37,556,787 for the year ended December 31, 2023. The Company expects to incur further losses in the development of its business. The Company had a working capital deficit as of December 31, 2023, of $47,094,367. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Restatements – Certain prior year amounts have been restated in the accompanying Consolidated Financial Statements for 2022. Reference Note 12 to the Financial Statements.

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

Fair value of financial instruments—Financial instruments consist of cash, receivables, payables and promissory notes, if any. The estimated fair values of cash, receivables, and payables approximate the carrying amount due to the relatively short maturity of these instruments. The carrying amounts of any promissory notes approximate their fair value giving affect for the term of the note and the effective interest rates.

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

Accounts receivable – Accounts receivable consist of amounts due from Joint Interest Billing to the working interest owners who are participants in the Johnson Project. Those owners acquired working interest and participated in funding five wells drilled in 2023 on the Orogrande Project. Balances due represent their pro rata share of charges for development and operating costs allocable to those five wells after applying any prepayments from those owners.

Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of December 31, 2023 and 2022, no valuation allowance was considered necessary.

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

Oil and natural gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological, and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. The Company allocates a portion of its acquisition costs to unevaluated properties based on relative value. Costs are transferred to the full cost pool as the properties are evaluated over the life of the reservoir. Unevaluated properties are reviewed for impairment at least quarterly and are determined through an evaluation considering, among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plan, and political, economic, and market conditions. The Company recorded an impairment expense of $27,167,415 to the cost of unevaluated properties for the year ended December 31, 2023, and $80,743,014 for the year ended December 31, 2022.

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

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During the year ended December 31, 2023, the Company capitalized $2,498,184 of interest on unevaluated properties. Capitalized interest for the year ended December 31, 2022, was $1,363,538.

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

Share-based compensation – Compensation cost for equity awards is based on the fair value of the equity instrument on the date of grant and is recognized over the period during which an employee is required to provide service in exchange for the award.

The Company accounts for stock option awards using the calculated value method. The Company values warrant and option awards using the Black-Scholes option pricing model.

The Company accounts for any forfeitures of options when they occur. Previously recognized compensation cost for an award is reversed in the period that the award is forfeited.

The Company also issues equity awards to non-employees. The fair value of these option awards is estimated when the award recipient completes the contracted professional services. The Company recognizes the expense for the estimated total value of the awards during the period from their issuance until performance completion.

Income taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. Reference Note 8 to the Financial Statements.

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

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the statements of operation. The Company has not recorded any interest or penalties associated with unrecognized tax benefits for the year ended December 31, 2023, or for the year ended December 31, 2022.

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

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The Company had no dilutive shares for the year ended December 31, 2023, or for the year ended December 31, 2022. Reference Note 7 to the Financial Statements regarding outstanding Stock Options.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations. The Company accrued no liability as of December 31, 2023 and December 31, 2022.

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

4.	OIL & NATURAL GAS PROPERTIES

The following table presents the capitalized costs for oil and natural gas properties of the Company:

	December 31, 2023	December 31, 2022
Evaluated costs subject to amortization	$-	$-
Unevaluated costs	107,910,429	80,743,013
Total capitalized costs	107,910,429	80,743,013
Less accumulated depreciation, depletion and amortization	-	-
Less accumulated impairment	(107,910,429)	(80,743,013)
Total oil and gas properties	$-	$-

Unevaluated costs as of December 31, 2023, and December 31, 2022, include cumulative costs of developing projects including the Orogrande and Hazel Projects in West Texas and the costs related to the Oklahoma Properties. In accordance with required purchase accounting adjustments related to the Spin-Off, the carrying value of the oil and natural gas assets were adjusted to fair value as of December 15, 2022.

The Company periodically adjusts for the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of, or changes in market value, of unevaluated leases. The impact of reclassifications as they become necessary is to increase the basis for calculation of future period’s depletion, depreciation and amortization which effectively recognizes the impairment on the consolidated statement of operations over future periods. Reclassified costs also become evaluated costs for purposes of ceiling tests, and which may cause recognition of increased impairment expense in future periods. There were no remaining cumulative unevaluated costs which had been reclassified within the Company’s full cost pool totals as of December 31, 2023, or December 31, 2022, since the Company had no proved reserve value associated with our properties.

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

As of December 31, 2023, the Company had interests in three oil and natural gas projects: the Orogrande Project in Hudspeth County, Texas (16 wells), the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, (7 wells) and two wells in Central Oklahoma.

Orogrande Project, West Texas

On August 7, 2014, Torchlight entered into a Purchase Agreement with Hudspeth, McCabe Petroleum Corporation (“MPC”), and Gregory McCabe (“Mr. McCabe”). Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, Torchlight purchased 100% of the capital stock of Hudspeth which held certain oil and natural gas assets, including a 100% working interest in approximately 172,000 predominately contiguous acres in the Orogrande Basin in West Texas. Mr. McCabe has, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement among Hudspeth, MPC and Mr. McCabe. Such back-in interest was contributed to the Company pursuant to that certain Contribution Agreement (as defined below). Mr. McCabe also owns a controlling interest in Magdalena, an entity that holds a 4.5% overriding royalty interest in the Orogrande acreage, —which he obtained prior to, and was not a part of the August 2014 transaction.

Effective March 27, 2017, the Orogrande acreage became subject to a University Lands D&D Unit Agreement (“DDU Agreement”), which allows for all 192 existing leases covering approximately 134,000 gross acres leased from University Lands to be combined into one drilling and development unit for development purposes. The term of the DDU Agreement expires on December 31, 2024, and the time to drill on the drilling and development unit continues through December 31, 2024. The DDU Agreement grants the right to extend the DDU Agreement through December 31, 2029 if compliance with the DDU Agreement is met and the extension fee associated with the additional time is paid. The Company expects to exercise its option to extend the term under the DDU Agreement prior to its expiration.

Drilling obligations under the DDU Agreement include five wells per year in the years 2021, 2022 and 2023 and five wells in 2024. The drilling obligations are minimum yearly requirements and may be exceeded if acceleration is desired.

Drilling Requirement 2023

Effective as of October 6, 2023, the Company and certain investor participants (each a “Participant” and collectively the “Participants”) entered into twenty-five separate Participation Agreements (the “Participation Agreements”), “The Johnson Project”, to conduct drilling of wells in approximately 17,000 acres in Hudspeth County, Texas, which is a portion of the Company’s Orogrande Prospect. The aggregate total of Prospect Fees paid by the participants was $1,700,000.

As of December 31, 2023, the 2023 drilling requirements had been met and leases covering approximately 134,000 acres remain in effect.

While drilling wells under our 2023 and 2022 drilling obligation, our operations team deployed a new mist drilling solution that increased hole stability, which we believe will result in meaningful cost savings for additional wells drilled in the Orogrande Project. Multiple test wells were drilled in the Orogrande Project in order to stay in compliance with the DDU Agreement. While these previously drilled wells may have potential to produce hydrocarbons to sell commercially in the future, we have no immediate plans to deploy the additional capital necessary to sell production from these wells to third parties. Instead, we plan to use the results from these wells to determine our drilling plans for future wells, including reservoir locations, target depths and designated acreage, in the Orogrande Project. Notwithstanding the foregoing, development of the wells continued through December 31, 2023, to further capture and document the scientific base in support of demonstrating the production potential of the property.

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

The Orogrande Project ownership as of December 31, 2023, is detailed as follows:

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

Option Agreement with Masterson Hazel Partners, LP

On August 13, 2020, the Company’s subsidiaries TEI and Torchlight Hazel (collectively, “Torchlight Subs”) entered into an option agreement (the “Option Agreement”) with Masterson Hazel Partners, LP (“MHP”) and MPC. Under the agreement, MHP was obligated to drill and complete, or cause to be drilled and completed, at its sole cost and expense, a new lateral well (the “Well”) on the Hazel Project, sufficient to satisfy Torchlight Subs’s continuous development obligations on the southern half of the prospect no later than September 30, 2020. MHP has satisfied this drilling obligation. MHP paid Torchlight Subs $1,000 as an option fee at the time of execution of the Option Agreement. MHP is entitled to receive, as its sole recourse for the recoupment of drilling costs, the revenue from production of the Well attributable to Torchlight Subs’s interest until such time as it has recovered its reasonable costs and expenses for drilling, completing, and operating the well.

In exchange for MHP satisfying the above drilling obligations, Torchlight Subs granted to MHP the exclusive right and option to perform operations, at MHP’s sole cost and expense, on the Hazel Project sufficient to satisfy Torchlight Subs’s continuous development obligations on the northern half of the prospect. MHP declined to exercise its option to purchase the entire Hazel Project.

Hunton Play, Central Oklahoma

As of December 31, 2023, the Company was producing from one well in the Viking Area of Mutual Interest and one well in Prairie Grove.

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

As of December 31, 2023, and December 31, 2022, the Company had a balance of $-0- and $177,519, respectively, for an account receivable due from MPC, an entity controlled by the largest shareholder and the chairman of the Company’s Board of Directors, for amounts advanced related to the Orogrande development cost sharing arrangement agreed to in connection with the acquisition of the Orogrande working interests in 2014. In connection with the closing of the Merger, the account receivable due from MPC was deemed fully satisfied and discharged.

The 2021 Note and Loan Agreement

On October 1, 2021, the Company entered into a note payable with Meta, its former parent, to borrow up to $15 million which bears interest at 8% per annum, computed on the basis of a 360-day year (the “2021 Note”). The 2021 Note was initially to mature on March 31, 2023 (the “2021 Note Maturity Date”); provided, however, if the Company raised $30 million or more in capital through debt or equity or a combination thereof by the 2021 Note Maturity Date, the 2021 Note Maturity Date would be extended to September 30, 2023, and the outstanding principal of the 2021 Note would amortize in six equal, monthly installments. If an event of default has occurred and is continuing, interest on the 2021 Note may accrue at the default rate of 12% per annum. The outstanding principal of the 2021 Note, together with all accrued interest thereon, becomes due on the 2021 Note Maturity Date. The 2021 Note includes a restrictive covenant that, subject to certain exceptions and qualifications, restricts the Company’s ability to merge or consolidate with another person or entity, or sell or transfer all or substantially all of its assets, unless the Company is the surviving entity, or the successor entity assumes all of obligations under the 2021 Note. The 2021 Note is collateralized by certain shares of common stock in Meta held by one of Meta’s stockholders, Mr. McCabe, and by a lien on a 25% interest in the Orogrande Project owned by Wolfbone, a subsidiary of the Company.

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

On March 31, 2023, the Company entered into an amendment to the 2021 Note and an amendment to Loan Agreement in order to extend each of the 2021 Note Maturity Date and the Maturity Date respectively from March 31, 2023, to October 3, 2023. Such amendments also removed the provisions allowing for extensions of the 2021 Note Maturity Date and the Maturity Date in the event the Company raised $30 million or more in capital through debt or equity or a combination thereof by March 31, 2023.

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

The combined balance on the 2021 Note and the Loan Agreement as of December 31, 2023 was $21.22 million. As of December 31, 2023, the combined total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $3.06 million.

On October 1, 2023, the Company entered into an amendment to the 2021 Note and an amendment to Loan Agreement in order to extend each of the 2021 Note Maturity Date and the Maturity Date respectively from October 3, 2023 to March 31, 2024. An additional Amendment in March, 2024 extended the maturity date to September 30, 2024.

On December 22, 2022, the Company issued an unsecured promissory note in the principal amount of up to $20 million in favor of Mr. McCabe (the “2022 Note”), which bears interest at 5% per annum, computed on the basis of a 365-day year.

On June 16, 2023, the Company entered into an amendment to the 2022 Note in order to extend the maturity date of the 2022 Note (the “2022 Note Maturity Date”) from June 21, 2023 to October 3, 2023. Such amendment also removed the provisions allowing for extensions of the 2022 Note Maturity Date in the event the Company raised $30 million or more in capital through debt or equity or a combination thereof by March 31, 2023. The revolving commitment under the 2022 Note expires on the 2022 Note Maturity Date. As of December 31, 2023, the Company had $20 million in principal amount outstanding under the 2022 Note. As of December 31, 2023, the Company had $815,202 in accrued but unpaid interest on the 2022 Note.

On December 31, 2023, the Company entered into an amendment to the 2022 Note in order to extend the 2022 Note Maturity Date from October 3, 2023 to March 31, 2024. An additional Amendment in March, 2024 extended the maturity date to September 30, 2024.

6.	COMMITMENTS AND CONTINGENCIES

Legal Matters

On April 30, 2020, the Company’s wholly owned subsidiary, Hudspeth, filed suit against Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies (“Cordax”). The suit, Hudspeth and Wolfbone Investments, LLC v. Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies, was filed in the 189th Judicial District Court of Harris County, Texas. The suit seeks the recovery of approximately $1.4 million in costs incurred as a result of a tool failure during drilling activities on the University Founders A25 #2 well that is located in the Orogrande Field. Wolfbone, a subsidiary of the Company, is a co-plaintiff in that action. After the suit was filed, Cordax filed a mineral lien in the amount of $104,500 against the Orogrande Field and has sued the operator and counterclaimed against Hudspeth for breach of contract, seeking the same amount as the lien. Meta, as the Company’s parent at the time, determined to add the manufacturer of one of the tool components that it contends was one of the causes of the tool failure. It was later disclosed that Cordax is the subsidiary of a Canadian parent company, who has also been added to the case. Cordax’s current Chairman of the Board filed a special appearance after being served with a citation, alleging that he was a Canadian citizen with no meaningful ties to Texas. After discovery was conducted on this issue, a nonsuit without prejudice for this defendant was filed, dismissing him from the case. The remaining parties attended mediation on June 15, 2022, that was unsuccessful in resolving the case. Cordax filed a motion for summary judgment, attempting to dismiss Hudspeth and Wolfbone’s claims. The Court denied Cordax’s motion. Discovery is substantially complete. The Company is required to indemnify Meta in connection with this matter pursuant to the terms of the Distribution Agreement with Meta entered into in connection with the consummation of the Spin-Off. Prior to trial, in 2024, the parties settled the case. As soon as Cordax fulfills its payment obligations to Hudspeth (the amount of which is confidential), the Harris County case will be dismissed with prejudice. Cordax’s releases of Hudspeth and Wolfbone were effective when the Settlement Agreement was signed, May 16, 2024.

On March 18, 2021, Cordax filed a lawsuit in Hudspeth County, Texas seeking to foreclose its mineral lien against the Orogrande Field in the amount of $104,500.01 and recover related attorney’s fees. The foreclosure action, Datalog LWT Inc. d/b/a Cordax Evaluation Technologies v. Torchlight Energy Resources, Inc., was filed in the 205th Judicial District Court of Hudspeth County, Texas. The Company is contesting the lien in good faith and filed a Plea in Abatement on May 10, 2021, seeking a stay in the Hudspeth County lien foreclosure case pending final disposition of the related case currently pending in Harris County, Texas. The Company is required to indemnify Meta in connection with this matter pursuant to the terms of the Distribution Agreement with Meta. As part of the settlement in the Harris County case, Cordax released the mineral lien, and the case has been dismissed with prejudice.

On March 15, 2024, a securities class action captioned Targgart v. Next Bridge Hydrocarbons, Inc., et al., No. 24-cv-1927, was filed in the U.S. District Court for the Eastern District of New York. The action is brought on behalf of a putative class of persons or entities that acquired the Company’s shares in connection with the Company’s spin-off from Meta Materials, Inc., in December 2022. The complaint names as defendants the Company and certain of its current and former officers and directors. The complaint asserts claims under Sections 11 and 15 of the Securities Act, alleging that the Form S-1 that the Company filed with the SEC on July 14, 2022, which became effective on November 18, 2022, contained untrue statements or omissions. The complaint seeks, among other things, unspecified statutory and compensatory damages.

Environmental Matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of December 31, 2023, and December 31, 2022, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

7.	STOCKHOLDERS’ EQUITY

The Company has 500,000,000 authorized shares of common stock, par value of $0.0001 per share and 50,000,000 authorized shares of preferred stock, par value of $0.0001 per share. As of December 31, 2022, the Company had 165,472,241 outstanding shares of common stock outstanding that had been issued in the Spin Out transaction on December 14, 2022, and no shares of preferred stock outstanding.

On April 25, 2023, the Company issued 83,358,275 shares of common stock for the acquisition of additional working interest in the Orogrande Project.

As of December 31, 2023, the Company had 248,830,516 outstanding shares of common stock and no shares of preferred stock outstanding.

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

During the year ended December 31, 2023, the Company granted 35,856,521 stock options in the first and second quarters of 2023 as authorized under the 2022 Plan.

Upon the resignations by certain of the Company’s employees in the second quarter, 2023, 6,618,889 of the options granted to those employees in March, 2023. were forfeited, canceled, and returned to the option pool available under the 2022 Plan.

As of December 31, 2023, 29,237,632 options are outstanding.

Vesting was subject to continued service with the Company for up to one year with provisions for earlier vesting subject to the attainment of events outlined in the Plan.

Options were fully vested as of December 31, 2023.

Options granted were valued using the Black-Scholes Option Pricing Model resulting in a total value of $4,781,279. Option expense for the year ended December 31, 2023, net of forfeitures, was $4,781,279.

Inputs to the Black-Scholes Model are as follows:

Risk-free interest rate	4.00%
Expected volatility of common stock	125.39%
Dividend yield	0.00%
Discount due to lack of marketability	0%
Expected life of option/warrant	Ten Years

A summary of stock options outstanding as of December 31, 2023, all of which expire in 2033, including the relevant exercise price is presented below:

Exercise	Expiration
Price	2033	Total
$1.2056	29,237,632	29,237,632
	29,237,632	29,237,632

8.	INCOME TAXES

The Company recorded no income tax provision at December 31, 2023 and December 31, 2022 because of anticipated losses for the 2024 fiscal year and actual losses incurred in 2023.

The Company estimates its annual effective income tax rate in recording its provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the year ended December 31, 2023 because the Company incurred a tax loss in the current year. Similarly, no income tax expense was recognized for the year ended December 31, 2022.

	Year ended	Year ended
	December 31, 2023	December 31, 2022
Total Deferred Tax Assets	$10,319,663	$8,257,238
Valuation Allowance for Deferred Tax Assets	(10,319,663)	(8,257,238)
Deferred Tax Assets, net of valuation allowance	-	-

Total Net Deferred Tax Asset	$-	$-

The Company had a gross deferred tax asset related to federal net operating loss carryforwards of $69,594,386 and $55,153,554 at December 31, 2023 and December 31, 2022, respectively. The federal net operating loss carryforward will begin to expire in 2034. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

9.	NOTES PAYABLE, RELATED PARTIES

On October 1, 2021, we issued a secured, revolving promissory note in an original principal amount of up to $15 million, which was subsequently increased to $20 million, in favor of Meta (as amended to date, the “2021 Note”). The 2021 Note was fully drawn with a principal balance outstanding of $20 million, bears interest at 8% per annum, computed on the basis of a 360-day year. If an event of default has occurred and is continuing, interest on the 2021 Note may accrue at the default rate of 12% per annum.

On August 7, 2023, following the Loan Purchase, Mr. McCabe replaced Meta as the lender and secured party under the 2021 Note but the Company’s obligations under the 2021 Note remain unchanged.

On December 31, 2023, the Company and Mr. McCabe as successor in interest to Meta entered into an amendment to the 2021 Note and an amendment to the Loan Agreement extending the 2021 Note Maturity Date and the Maturity Date, respectively to March 31, 2024. An additional Amendment effective June 30, 2024 extended the maturity date to September 30, 2024.

Additionally, we have an aggregate principal balance of $6,589,362 outstanding under the Loan Agreement with Mr. McCabe as successor-in-interest to Meta, which bears interest at a fixed rate of 8% per annum if no event of default exists, and at a fixed rate of 12% per annum if an event of default exists.

On December 31, 2023, the Company and Mr. McCabe entered an amendment to the 2022 Note extending the 2022 Note Maturity Date to March 31, 2024. An additional Amendment effective June 30, 2024 extended the maturity date to September 30, 2024.

The combined balance on the 2021 Note ($15 million) and the Loan Agreement ($6.2 million) as of December 31, 2023, was $21.22 million. As of December 31, 2023, the combined total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $24.28 million.

In connection with the Merger, on December 22, 2022, the Company entered into an additional Note in the principal amount of up to $20 million in favor of Mr. McCabe. Mr. McCabe is the largest shareholder of the Company’s common stock and the chairman of the board of directors of the Company. As of December 31, 2023, the Company had a balance of $20 million and accrued and unpaid interest of $815,202 due under the 2022 Note. An Amendment effective June 30, 2024 extended the maturity date to September 30, 2024.

10.	ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligations liability through December 31, 2023:

Asset retirement obligations – January 1, 2022	$21,937

Accretion expense	1,092
Estimated liabilities recorded	223,837
Asset retirement obligations – December 31, 2022	$246,866

Accretion expense	1,785
Estimated liabilities recorded	-
Asset retirement obligations – December 31, 2023	$248,651

11.	SUBSEQUENT EVENTS

On January 23, 2024, Mr. McCabe loaned $1,000,000 to us, which was evidenced under a 0% Senior Unsecured Promissory Note effective as of that date (the “McCabe Note”), which provided, among other things, that the loan will be due on February 28, 2025, with the Company having the option to extend the loan by one additional year. The loan will bear interest at the rate of 0% per annum and will be payable in one balloon payment of principal and interest on the maturity date. If we elect to extend the loan for one year, the loan will continue to bear interest at the rate of 0% per annum and will be payable in one balloon payment of principal and interest on the extended maturity date.

On February 29, 2024, CAPCO Holding, Inc., a Texas corporation (“Capco”), loaned us $2,000,000 under a 12% Secured Promissory Note (the “Capco Note”), which provides, among other things, that the loan will be due in one year, with us having the option to extend the loan by one additional year. The loan will bear interest at the rate of 12% per annum and will be payable in one balloon payment of principal and interest on the maturity date. If we elect to extend the loan for one year, we must pay all accrued interest for that first year, and thereafter, the loan will bear interest at a rate that is mutually agreeable to us and Capco, which rate will not exceed 18% per annum, and will be payable in one balloon payment of principal and interest on the extended maturity date. As part of the transaction, Gregory McCabe, our Chairman and Chief Executive Officer, entered into a Stock Pledge and Security Agreement with Capco under which he pledged 250,000 of his shares of common stock of the Company to secure our obligations under the Capco Note. Further, Mr. McCabe entered into a Subordination Agreement (the “Subordination Agreement”) with Capco and us under which Mr. McCabe agreed to subordinate all of the Company’s indebtedness and obligations owed to Mr. McCabe to the Capco Note, under the terms and conditions of the Subordination Agreement.

Also on February 29, 2024, we entered into a Consulting Agreement with an individual, under which the Consultant has agreed to provide analysis and advisory services to us for consideration of $10,000 per month and the issuance to him of 500,000 shares of common stock, under the terms and conditions of the Consulting Agreement.

In March 2024, we enter into and closed a Contribution Agreement with Wildcat Partners SPV, LLC, a Delaware limited liability company (“Wildcat”), under which Wildcat transferred to us 100% of the issued and outstanding membership interests in each of (a) Wildcat Cowboy, LLC, a Texas limited liability company (“Cowboy”), (b) Wildcat Packer, LLC, a Texas limited liability company (“Packer”), (c) Wildcat Panther, LLC, a Texas limited liability company (“Panther”) and (d) Wildcat Valentine, LLC, a Texas limited liability company (“Valentine”). As consideration, we issued 2,500,000 shares of our common stock, under the terms and conditions of the Contribution Agreement.

Also on April 2, 2024, we entered into a Consulting Agreement with an individual, under which the Consultant has agreed to provide analysis and advisory services to us for consideration of 100,000 shares of common stock.

12.	EXPLANATION OF THE RESTATEMENT

This Form 10-K amends and restates the 2022 Original Filing and the Amendment No. 1 to present restated fiscal year 2022 consolidated financial statements and related disclosures arising from an impairment analysis during the 2023 audit and the related reaudit of the Company’s fiscal year 2022 financial statements.

Items Amended in this Filing – Refer to detail descriptions of adjustments below after each Statement.

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED BALANCE SHEETS

	As Originally
	Reported		As Restated
	December 31, 2022	Adjustment	December 31, 2022
ASSETS
Current assets:
Cash	$569,298	$-	$569,298
Accounts receivable	-	-	-
Accounts receivable, related party	177,519	-	177,519
Prepayments - development costs	150,000	-	150,000
Prepaid expenses	62,300	-	62,300
Total current assets	959,117	-	959,117

Oil and gas properties	79,695,928	(79,695,928)	-

Other assets	80,179	-	80,179

TOTAL ASSETS	$80,735,224	(79,695,928)	$1,039,296

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,891,649	$1,056,125	$4,947,774
Note Payable - META	22,573,724	-	22,573,724
Note Payable - Related Party	2,000,000	-	2,000,000
Accrued interest payable, unrelated party	1,571,336	-	1,571,336

Total current liabilities	30,036,709	1,056,125	31,092,834

Asset retirement obligations	246,866	-	246,866

Total liabilities	30,283,575	1,056,125	31,339,700

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, par value $0.001, 500,000,000 shares authorized; -0- issued and outstanding December 31, 2022 and December 31, 2021	-	-	-
Common stock, par value $0.001; 500,000,000 shares authorized; 165,472,241 issued and outstanding at December 31, 2022; One issued and outstanding at December 31, 2021	16,547	-	16,547
Additional paid-in capital	51,345,640	-	51,345,640
Accumulated deficit	(910,538)	(80,752,053)	(81,662,591)
Total stockholders’ equity (deficit)	50,451,649	(80,752,053)	(30,300,404)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$80,735,224	$(79,695,928)	$1,039,296

2022 Balance Sheet restatement reflects the Impairment adjustment to the carrying value of the Company’s Oil and Natural gas properties as discussed above. An additional restatement to accounts payable to adjust cut off as of December 31, 2022 was made.

NEXT BRIDGE HYDROCARBONS INC

CONSOLIDATED STATEMENTS OF OPERATIONS

	As Originally Reported	As Originally Reported		As Restated
	Predecessor Period	Successor Period		Successor Period
	January 1, 2022	December 15, 2022		December 15, 2022
	December 14, 2022	December 31, 2022	Adjustment	December 31, 2022

Oil and gas sales	$38,273	$2,561		$2,561

Operating expenses:

Lease operating expenses	68,488	5,826		5,826
Production taxes	2,755	229		229
General and administrative	7,905,860	907,045	9,040	916,085
Impairment expense	-	-	80,743,013	80,743,013
Depreciation, depletion and amortization	-	-		-
Total operating expenses	7,977,103	913,100	80,752,053	81,665,153

Other income (expense)
Gain on extinguishment of debt	-	-		-
Gain (loss) on sale of assets	-	-		-
Interest expense and accretion of note discounts	-	-		-
Franchise tax	-	-		-
Interest income	495	1		1
Total expense, net	495	1	-	1

Loss before income taxes	7,938,335	910,538	80,752,053	81,662,591

Provision for income taxes	-	-	-	-

Net loss	$7,938,335	$910,538	$80,752,053	$81,662,591

Loss per common share:
Basic and Diluted	$(0.05)	$(0.01)		$(0.49)
Weighted average number of common shares outstanding:
Basic and Diluted	165,472,241	165,472,241		165,472,241

Year ended December 31, 2022 Statement of Operations reflects the impairment adjustment described above and an increase of $9,040 in general and administrative expense arising from the adjustment of accounts payable cut off at December 31, 2022

NEXT BRIDGE HYDROCARBONS INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

	As Originally Reported	As Originally Reported		As Restated
	Predecessor Period	Successor Period		Successor Period
	January 1, 2022	December 15, 2022		December 15, 2022
	December 14, 2022	December 31, 2022	Adjustment	December 31, 2022
Cash Flows From Operating Activities (used in)
Net loss	$(7,938,335)	$(910,538)	$(80,752,053)	$(81,662,591)
Adjustments to reconcile net loss to net cash from operations:
Accretion expense	-	1,092	-	1,092
Bad debt expense	(26,612)	-	-	-
Impairment expense	-	-	80,743,013	80,743,013
Depreciation, depletion and amortization	-	-	-	-
Paid in kind interest	-	-	-	-
Change in:			-	-
Accounts receivable	74,310	-	-	-
Accounts receivable, related party	(14,153)	-	-	-
Prepayments - development costs	(150,000)	-	-	-
Other assets	(94,364)	39,185	-	39,185
Prepaid expenses	(1,408)	(58,225)	-	(58,225)
Accounts payable and accrued expenses	2,524,381	1,154,917	1,054,950	2,209,867
Accrued interest payable	-	(1,091)	1,091	-
Net cash from(used in) operating activities	(5,626,181)	225,340	1,047,001	1,272,341

Cash Flows From (used in) Investing Activities
Investment in oil and gas properties	(3,859,851)	(1,976,029)	(1,047,001)	(3,023,030)
Proceeds from sale of oil and gas property	-
Net cash used in investing activities	(3,859,851)	(1,976,029)	(1,047,001)	(3,023,030)

Cash Flows From Financing Activities
Issuance of common stock, net of offering costs	-	-
Proceeds from notes payable	7,500,000	2,000,000	-	2,000,000
Contributions from parent	316,600	-
Net cash from financing activities	7,816,600	2,000,000	-	2,000,000

Net increase (decrease) in cash	(1,669,432)	249,311	-	249,311

Cash - beginning of year	1,989,419	319,987	-	319,987
Cash - end of year	$319,987	$569,298	$-	$569,298

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-	$-
Cash paid for state franchise tax	$-	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
	$-	$-	$-	$-
Issuance of common stock	$16,547	$-	$-	$-
Account payable reduced by expense offset	$-	$15,638	$-	$15,638
Capitalized Interest included in interest payable	$1,289,328	$74,210	$-	$74,210

Year ended December 31, 2022 Cash Flow reflects the impairment adjustment described above and an increase of $9,040 in general and administrative expense arising from the adjustment of accounts payable cut off at December 31, 2022. The accounts payable adjustment was primarily connected to vendors for development costs.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. For the year 2023 and the restated 2022 disclosures included in this filing, acknowledgement was given to the impact of the matter whereunder the Company’s previous auditor was sanctioned by the SEC which, in turn, resulted in the need to reaudit 2022. The extensive amount of additional work and time required resulted in non-timely filing. Reference Explanatory Note and disclosures in Note 12 to the financial statements. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the framework specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023. The ineffectiveness of the Company’s internal control over financial reporting was due to two material weaknesses in its internal control over financial reporting identified by management: (i) an insufficient degree of segregation of duties among the small number of accounting and financial reporting personnel, and (ii) a lack of a formalized and complete set of policy and procedure documentation evidencing its system of internal controls over financial reporting. These factors led to certain adjustments which have been reflected in our audited financial statements. Certain of these weaknesses may not be uncommon in a company of the company’s size due to personnel and financial limitations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table and biographical descriptions provide information regarding our directors and executive officers as of the date of this 10-K.

Name	Age	Position
Gregory McCabe	63	Chief Executive Officer, Chairman of the Board of Directors
Roger Wurtele	77	Chief Financial Officer
Robert Lance Cook	66	Director
Edward Pocock	56	Director

Executive Officers

Gregory McCabe: Chief Executive Officer, Chairman of the Board of Directors
Biographical information regarding Mr. McCabe is included below under “Directors.”

Roger Wurtele: Chief Financial Officer
Roger Wurtele has served as Chief Financial Officer of the Company since January 2024 and prior to that served as an independent financial consultant to the Company since its formation in August 2022. From September 2013 until its merger with Meta in June 2021, Mr. Wurtele served as the Chief Financial Officer of Torchlight Energy Resources, the Company’s predecessor. Following the merger until the Spin Off of the Company in December 2022, Mr. Wurtele served as an accountant for Meta. He is a versatile, experienced finance executive that has previously served as Chief Financial Officer for several public and private companies. He has a broad range of experience in public accounting, corporate finance and executive management. Mr. Wurtele previously served as CFO of Xtreme Oil & Gas, Inc. from February 2010 to September 2013. From May 2013 to September 2013 he worked as a financial consultant for the Company’s predecessor. From November 2007 to January 2010, Mr. Wurtele served as CFO of Lang and Company LLC, a developer of commercial real estate projects. He graduated from the University of Nebraska and has been a certified public accountant for over 40 years.

Directors

Our board of directors currently consists of three directors. Set forth below is a brief biographical description of each of our directors. The primary experience, qualifications, attributes and skills of each of our directors that led to the conclusion of the board of directors that such person should serve as a member of the board of directors are also set forth below.

Gregory McCabe: Chief Executive Officer, Chairman of the Board of Directors
Gregory McCabe has served as Chair of the Board of NBH since June 2023 and has served as Chief Executive Officer of the Company since January 2024. Since March 1988, Mr. McCabe has owned and served as the President of McCabe Petroleum Corporation, a private corporation that offers petroleum refining, and since April 2013, he has owned and served as president of McCabe Ventures, LLC, a multifaceted private investment company with a focus on oil and gas, real estate, and other investments. From July 2016 until June 2021, Mr. McCabe served as the chief executive officer of Torchlight Energy Resources, Inc., the Company’s predecessor. Mr. McCabe has active ownership in several other oil and gas entities including Manix Royalty, Texas Rock Oil, TRO-X, and McCabe Minerals and Royalties. Working with geologist, Rich Masterson, Mr. McCabe was extremely active in the early development of the Wolfbone play in the Delaware Basin portion of the Permian Basin. The experience and knowledge learned in the Wolfbone play helped formulate Mr. McCabe and Mr. Masterson’s theories and concepts regarding the Orogrande Basin. In addition to his work in the Orogrande and Delaware Basins of Texas and New Mexico, Mr. McCabe has explored for oil and gas throughout the U.S., including Louisiana, Utah, Arizona, Montana, and Nebraska. Mr. McCabe has been involved in numerous oil and gas ventures throughout his career and has a vast experience in technical evaluation, operations and acquisitions and divestitures. Mr. McCabe received his Bachelor of Science degree in Geology in 1984 from Sul Ross State University.

Edward Pocock III: Director

Edward Pocock III has served as a member of the Board since January 2024. Mr. Pocock is a veteran and public servant with expertise in governmental relations. Since August 2013, Mr. Pocock has served as a trustee and chairman of the board of directors of J. Allen Lamb & Edward S. Pocock III Foundation, a 501(c)(3) private foundation that provides educational grants, scholarships, police grants and other donations deemed appropriate for public charity. From December 2018 until May 2020, Mr. Pocock served as the chief executive officer of Vortexed, Inc., a private company, since October 2021, he has served as a director of DATAPULT, Inc., a private predictive analysis software company and since February 2023, has served as a director of Cerabond, LLC, a private specialized intermetallic bonding company. In addition to his role as a director of the Company, Mr. Pocock serves as managing member of E3 Properties, LLC, a private property investment company, E3 Titles, LLC a private intellectual property holding company, Westfield SASCO, LLC, a private single asset real estate holding company, Albany, CASCO, LLC a private single asset real estate holding company and Cardinal Rule, LLC, a private consulting firm. Mr. Pocock became a police officer in 1989, finishing his career as a Captain of Police in Southington, Connecticut, commanding both Patrol and Detective Divisions. During Mr. Pocock’s tenure in law enforcement, he gained extensive investigative experience in a multitude of disciplines, including the investigation of embezzlement, fraud, theft, and the misapplication of funds. Administratively, Mr. Pocock upheld high ethical standards as the police evidence room manager, developing auditing procedures to meet or exceed state compliance standards. Additionally, Mr., Pocock provided counsel on multiple database development projects for the state and National Incident-Based Reporting System (NIBRS). Recognized by his community for strong leadership and integrity, Mr. Pocock’s ability to match ’street’ application with ethical and honest public policy is evident in his actions, where he was responsible for finances, policies, and lobbying efforts at both state and federal levels. Mr. Pocock received a B.S. degree from the Florida Institute of Technology, an M.S. from the University of Louisville, and holds a Six Sigma Black Belt from Villanova University.

Robert Lance Cook: Director
Robert Lance Cook has served as a director of the Company since December 2022. Mr. Cook has spent 36 years at Shell Oil with final positions of Vice President of Wells Technology and Chief Scientist. Mr. Cook has extensive experience in Deepwater, Arctic, and Unconventional Research & Development and Operations. Mr. Cook is the founder and CEO of Enventure Global Technology, a joint venture between Shell and Halliburton. Mr. Cook has served as the COO of Sirius Well Manufacturing, a joint venture between Shell and CNPC and is a technologist with an extensive patent portfolio. Since retiring from Shell in 2016, Mr. Cook has served as Vice President of Production Operations for WellsX Inc. from 2017 to 2020 and in 2020, he founded and continues to serves as president and chief technology officer of Sage Geosystems Inc.

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

Audit Committee

We have a standing Audit Committee that consists of two directors—Robert Lance Cook and Edward Pocock, each of whom meet the independence requirements set forth in Rule 10A-3 under the Exchange Act and our Audit Committee Charter. The Charter provides that the Audit Committee consist of three directors, but two directors recently resigned, and we are in the process of adding an additional independent director who will join the Audit Committee. Each current member of the Audit Committee is financially literate, but presently, the Board has determined that we do not have a member of the Audit Committee that meets the criteria to be an “audit committee financial expert” under the rules and regulations of the SEC, as those qualifications are interpreted by our Board in its business judgment. We previously had a member of the Audit Committee that the Board determined was an audit committee financial expert, but as mentioned above, that director recently resigned, and the Board has not yet appointed a new director that meets that criteria.

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

Summary Compensation Table – Fiscal 2022-2023

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined under the Securities Act of 1933, as amended, which require compensation disclosure for our principal executive officer and the two most highly compensated executive officers (other than the principal executive officer) who were employed by us as of December 31, 2022. In certain circumstances, the compensation of former executive officers may also need to be disclosed. The table below sets forth the annual compensation for services rendered during 2023 and 2022 by these executive officers (also referred to as our “named executive officers” or “NEOs”).

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards(1)	Compensation	Compensation(2)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)
Clifton DuBose, Jr. (3)(5)	2023	400,000	—	—	532,588	—	0	932,588
Chief Executive Officer	2022	400,000	—	—	—	—	36,000	436,000

Lucas Hawkins(4)	2023	390,000	—	—	177,529	—	0	567,529
Chief Financial Officer

Delvina Oelkers(5)(6)	2023	384,996	—	—	532,588	—	0	917,584
Chief Operating Officer	2022	384,996	—	—	—	—	36,000	420,996

(1)	These amounts represent the aggregate grant date fair value of stock options awarded to the NEO in the applicable fiscal year. These values have been determined under FASB ASC Topic 718, the principles used to calculate the grant date fair value of equity awards for purposes of our financial statements. For a discussion of the assumptions and methodologies used to calculate these amounts, please see the discussion of equity awards contained in Note 7, Stockholders’ Equity, to our financial statements. The amounts reported in this column reflect the accounting grant date fair value of the awards and do not necessarily reflect the actual economic value that may be received by the NEO upon exercise or payment of the awards.

(2)	The amount includes insurance reimbursements paid to the NEO during the applicable fiscal year.

(3)	Mr. DuBose resigned as an officer and director of NBH and terminated his employment with NBH effective January 15, 2024.
(4)	Mr. Hawkins resigned as an officer of NBH and terminated his employment with NBH effective January 15, 2024.
(5)	A portion of the salary paid to Mr. DuBose and Ms. Oelkers during the fiscal year 2022 was paid through Hudspeth Operating, a wholly owned subsidiary of the Company, prior to the spin-off of the Company from its prior parent, Meta.

(6)	Ms. Oelkers resigned as an officer of NBH and terminated her employment with NBH effective March 27, 2024.

Incentive Compensation Awards

Our executive officers have not historically been paid bonuses or received equity awards, and our Board and Compensation Committee has not yet established a formal compensation policy for the determination of such awards. If our revenue grows and bonuses become affordable and justifiable, we expect to use the following parameters in justifying and quantifying bonuses for our executive officers: (1) the growth in our revenue, (2) the growth in our earnings before interest, taxes, depreciation and amortization, as adjusted (“EBITDA”), and (3) the value of our common stock. The Board and Compensation Committee has not adopted specific performance goals and target bonus amounts for any of our fiscal years but may do so in the future.

Employment Agreements

We had employment agreements with each of our NEOs that became effective on December 14, 2022 (the closing date of the Spin-Off). These agreements did not have a specified term and provided for the executives to receive an annual base salary as follows: Mr. DuBose – $400,000; Ms. Oelkers - $385,000; Mr. DeWoody - $395,000. Each NEO was also eligible for an annual discretionary bonus as determined by the Compensation Committee, with a target bonus equal to 50% of the executive’s base salary, and to participate in our benefit plans made available to employees generally. On January 15, 2024, Messrs. DuBose and Hawkins resigned. On that same date, we appointed Gregory McCabe as Chairman of the Board and Chief Executive Officer and appointed Roger Wurtele as Chief Financial Officer. Ms. Oelkers resigned on March 20, 2024. Messrs. McCabe and Wurtele are currently our sole executive officers, and neither has an employment agreement with us.

Performance-Based Options.

In March 2023, the Compensation Committee granted each of our NEOs a performance-based stock option under our 2022 Equity Incentive Plan (the “2022 Plan”) with respect to the following number of shares: for each of Mr. DuBose and Ms. Oelkers, 4,964,167 shares (which represented three percent of NBH’s then-outstanding shares) and for Mr. Hawkins, 1,654,722 shares (which represented one percent of NBH’s then-outstanding shares). The exercise price of each of these options is $1.2056 per share (which was based on an implied fair market value of $199,500,000 for NBH’s working interest in the Orogrande Project). In setting the exercise price of the options at this level, NBH intended to create an additional incentive for the executives to increase the value of NBH’s working interest above that threshold value of $199,500,000. As of May 11, 2023, NBH increased its working interest in the Orogrande Project to 100%, and as of July 18, 2023, each NEO was granted an additional option to purchase shares to restore their total grant to the percentage of our outstanding shares for that executive noted above, with such grant covering 2,500,762 shares for Mr. DuBose and Ms. Oelkers and 833,587 shares for Mr. Hawkins. Each of these options has a maximum term of 10 years, and the vesting of the option is generally contingent on the optionee’s continued employment or service through the first anniversary of the effective date of the optionee’s employment agreement (or, if there is no such agreement, the first anniversary of the grant date) or such longer period as provided in the option agreement.

Outstanding Equity Awards as of December 31, 2023

The following table provides information regarding outstanding stock options held by each of our NEOs as of December 31, 2023. Our NEOs did not hold any other outstanding equity awards as of that date. The vesting requirements for these options are described above under “Performance-Based Options.”

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price ($)	Option Expiration Date
Clifton DuBose, Jr.	4,964,167	—	—	1.2056	3/5/2033
	2,500,762	—	—	1.2056	7/17/2033

Lucas Hawkins	1,654,722	—	—	1.2056	3/5/2033
	833,587	—	—	1.2056	7/17/2033

Delvina Oelkers	4,964,167	—	—	1.2056	3/5/2033
	2,500,762	—	—	1.2056	7/17/2033

Equity Incentive Plan

We maintain the 2022 Plan to attract, motivate, retain and reward selected employees and other service-providers of the Company and its subsidiaries. Meta, as the sole stockholder of the Company at the time the 2022 Plan was adopted, approved the 2022 Plan. The 2022 Plan is administered by the Compensation Committee, which has authority to interpret the plan provisions and make all required determinations under the plan. This authority includes, subject to the provisions of the 2022 Plan, selecting participants and determining the types of awards they are to receive, determining the number of shares that are to be subject to awards and the terms and conditions of awards, including the price (if any) to be paid for the shares or the award, accelerating or extending the vesting or exercisability or extending the term of any or all outstanding awards, making certain adjustments to an outstanding award and authorizing the conversion, succession or substitution of an award, determining the manner in which the purchase price of an award or the Company’s common shares may be paid, making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provisions to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the plan may be stock options, stock appreciation rights, restricted stock or stock units, or other awards denominated in or with reference to the Company’s common stock and are generally only transferable to a beneficiary of a participant upon death or, in certain cases, to family members for tax or estate planning purposes.

Under the terms of the 2022 Plan, a change in control of the Company does not automatically trigger vesting of the awards then outstanding under the plan. If there is a change in control, each participant’s outstanding awards granted under the plan will generally be assumed by the successor company, unless the Compensation Committee provides that the award will not be assumed and will become fully vested and, in the case of options, exercisable. Any options that become vested in connection with a change in control will generally terminate to the extent they are not exercised prior to the change in control. As described above under “Employment Agreements,” certain equity awards granted to the NEOs were subject to accelerated vesting under their employment agreements in the event of a termination of employment under certain circumstances.

Director Compensation

We did not pay any cash compensation to any of our directors who are not employed by us or any of our subsidiaries (“non-employee directors”) during the fiscal year ended December 31, 2023. The compensation for Mr. DuBose, who was employed by us during fiscal 2023, is reported in the Summary Compensation Table under “Executive Compensation” below, and he did not receive any compensation for his service on the Board. Mr. DeWoody resigned from his position as an officer and director of the Company effective as of June 30, 2023 and forfeited his then-outstanding equity awards. Pursuant to SEC rules, his compensation for 2023 is not reported in the compensation tables in this Form 10-K as he was not a named executive officer for 2023, and he did not receive any compensation for his service on the Board during the year.

In March 2023, the Board approved the grant of options to purchase 412,500 shares of our common stock to each of Ms. Whitley, Ms. Pitts and Mr. Cook. On July 18, 2023, the Board approved an additional grant of options to purchase an additional 209,577 shares of our common stock to each of Ms. Whitley, Ms. Pitts and Mr. Cook to maintain the percentage interest represented by their March 2023 option grant. The exercise price of each of these options is $1.2056 per share, and the vesting and other terms of these options are substantially the same as the options granted to our named executive officers in March 2023 and July 2023, respectively, described below under “Performance-Based Options.”

Director Compensation Table - 2023

The following table sets forth the total compensation paid to our non-employee directors for their service on the Board during fiscal 2023.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)(3)	All Other Compensation ($)	Total ($)
Robert Lance Cook	—	—	44,382	—	44,382
Gregory McCabe	—	—	—	—	—
Mia Pitts	—	—	44,382	—	44,382
Kristin Whitley	—	—	44,382	—	44,382

(1)	Jospeh DeWoody resigned from his position as an officer and director of the Company effective as of June 30, 2023 and forfeited his then-outstanding equity awards. Pursuant to SEC rules, his compensation for 2023 is not reported in the compensation tables in this Registration Statement as he was not a named executive officer for 2023, and he did not receive any compensation for his service on the Board during the year. For his service as an employee during 2023, Mr. DeWoody received $208,125 in base salary and a stock option grant in March 2023 with a grant date fair value of $118,109. See note (2) below for the valuation of this award.

(2)	These amounts represent the aggregate grant date fair value of stock options awarded to the non-employee director in 2023. These values have been determined under FASB ASC Topic 718, the principles used to calculate the grant date fair value of equity awards for purposes of our financial statements. For a discussion of the assumptions and methodologies used to calculate these amounts, please see the discussion of equity awards contained in Note 7, Stockholders’ Equity, to our financial statements included on page F-31 of this Registration Statement. The amounts reported in this column reflect the accounting grant date fair value of the awards and do not necessarily reflect the actual economic value that may be received by the non-employee director upon exercise or payment of the awards.

(3)	The aggregate number of outstanding stock options held by each non-employee director as of December 31, 2023 are set forth below. No non-employee director held any other equity awards as of that date that were granted by NBH.

Director	Number of Outstanding Stock Options as of 12/31/23
Robert Lance Cook	622,077
Gregory McCabe	—
Mia Pitts	622,077
Kristin Whitley	622,077

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock as of March 31, 2024 by (i) each beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each current director, (iii) each named executive officer and (iv) all current directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to community property laws, where applicable. Percentage ownership is based on 251,830,516   shares of our common stock outstanding as of March 31, 2024.

Except as otherwise noted in the footnotes below, each person or entity identified below has sole voting and investment power with respect to such securities.

Name	Shares of Common Stock	Percentage of Voting Common Stock Beneficially Owned Before this Offering
5% or More Stockholders Gregory McCabe 500 W. Texas Ave. #890 Midland, TX 79701	69,124,128	27.4%
Directors and Executive Officers
Gregory McCabe	69,124,128	27.4%
Robert L. Cook	101,000	*
Edward Pocock III	284,575	*
Roger Wurtele	5,000	*
All current directors and executive officers as a group (7 persons)	69,514,703	27.6%

*	Represents less than 1%.

Equity Compensation Plan Information

The 2022 Plan is our only equity compensation plan. The following table provides aggregate information as of the end of the 2023 fiscal year with respect to the 2022 Plan:

			Number of Securities
			Remaining Available for
			Future Issuance Under Equity
	Number of Securities to be	Weighted-Average	Compensation Plans
	Issued Upon Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options	Outstanding Options	Reflected in Column(a))
Equity compensation plans approved by security holders	29,237,632	1.2056	20,762,368
Total	29,237,632	1.2056	20,762,368

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

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

Certain Relationships and Related Party Transactions

Mr. McCabe is a significant shareholder, Chairman of the Board and Chief Executive Officer, and holds 27.4% of the outstanding shares of common stock of the Company as of June 25, 2024.

McCabe Contribution Agreement

The Company, MPC and Mr. McCabe entered into a Contribution Agreement, dated July 25, 2023 (the “McCabe Contribution Agreement”), pursuant to which (i) Mr. McCabe agreed to contribute to the Company (i) up to one hundred percent (100%) of the interest currently held by MPC in the drilling project located on over 1,150 acres in Vermillion Parish, Louisiana (the “Bronco Prospect”) and (ii) up to ten percent (10%) back-in working interest option for the Orogrande Project exercisable following the point in time at which the proceeds of all production from all operations conducted on the Orogrande Project (exclusive of royalty, overriding royalty and taxes chargeable to the working interest) equals the actual cost incurred by the Company and its predecessors in drilling, testing, equipping and the cost of operating the wells located on the Orogrande Prospect, inclusive of overhead charges (the “Back-In Interest”), in each case, in proportion to the percentage of shares of common stock of the Company that are directly registered in the name of the beneficial owner on the books and records of the Company’s transfer agent, whether previously registered directly or previously held through a bank, broker or other nominee who instruct such bank, broker or other nominee and transferred to the beneficial owner on the books and records maintained by its transfer agent on or prior to the record date, provided that such shares remain directly registered for the holding period.

Acquisition of Working Interests

In connection with the terms of that certain Purchase Agreement, dated August 7, 2014, among Hudspeth, MPC and Mr. McCabe and pursuant to the Participation Agreement, Mr. McCabe has, at his option, the Back-In Interest after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement among Hudspeth, MPC and Mr. McCabe. Mr. McCabe also holds a 4.5% overriding royalty interest in the Orogrande acreage.

Such Back-In Interest is subject to the above-referenced McCabe Contribution Agreement and may be contributed to the Company as described above.

Under that certain Farmout Agreement, by and among Hudspeth, Pandora Energy LP, Founders Oil & Gas, LLC, MPC and Mr. McCabe dated as of September 23, 2015, as amended, future well capital spending obligations remained the same 50% contribution from Hudspeth and 50% from Wolfbone until such time as the $40.5 million to be spent on the project. With such $40.5 million threshold being met, Wolfbone will bear 25% of the costs of the wells being drilled in the Orogrande acreage going forward provided that Wolfbone elects to participate in drilling such wells.

Additionally, Mr. McCabe owns a controlling interest in Magdalena, an entity that holds a 4.5% overriding royalty interest in the Orogrande acreage. Magdalena’s overriding royalty interest in the Orogrande acreage, which was obtained prior to, and was not a part of any of the transactions with the Company or its subsidiaries.

Torchlight Energy Inc., a subsidiary of the Company, previously acquired from MPC a 66.66% working interest in approximately 12,000 acres in the Midland Basin (Hazel Project). As part of that transaction, MPC, Torchlight Energy Inc. and Imperial Exploration, LLC entered into a Participation Agreement effective as of May 1, 2016. MPC and another unrelated working interest owner retained a back-in after payout working interest of 25% in that same acreage, and the interest will be triggered back to MPC upon the proceeds from production equal the costs of developing the project area.

On December 21, 2022, the Company entered into a Merger Agreement, pursuant to which in a series of transactions the Orogrande Properties (as defined in the Merger Agreement) owned by Wolfbone were assigned to Hudspeth (or its designated assignee) in consideration of (1) treating the Orogrande Obligations (as defined in the Merger Agreement) as having been irrevocably satisfied and discharged in full with respect to MPC and (2) an issuance of 56,297,638 shares of the Company’s common stock to Mr. McCabe (such series of transactions collectively, the “Merger”). The Merger was completed in April 2023 in accordance with the Texas Business Organizations Code, whereby Wolfbone became a direct and wholly-owned subsidiary of the Company and the Company acquired Wolfbone’s 22.6249% working interest in the oil and natural gas properties covering approximately 134,000 acres located in the Orogrande Basin in West Texas in Hudspeth County, Texas.

Reimbursement Obligations

Pursuant to the Option Agreement, MHP is entitled to reimbursement for its cost of Hazel development activity to the extent that the wells produced revenues beyond the date of the option’s lapse until the total amount of development expenses are reimbursed. As of December 31, 2023, there was an outstanding cost reimbursement balance in the amount   of $3,364,823. Additionally, MPC holds a reversionary interest burdening the Company’s proportionate interest in the Hazel Project of 20% pursuant to the terms of the Option Agreement.

The Company’s 2022 Note

On December 22, 2022, the Company issued the 2022 Note in favor of Mr. McCabe. The 2022 Note bears interest at 5% per annum, computed on the basis of a 365-day year, maturing June 30, 2024. As of December 31, 2023, the Company had $20 million in principal amount outstanding under the 2022 Note. Accrued interest was $815,202.

The Company’s 2021 Note and Loan Agreement

On August 7, 2023, Mr. McCabe and Meta entered into a Loan Sale Agreement whereby Mr. McCabe purchased from Meta (i) the 2021 Note and (ii) all outstanding loans made to the Company by Meta pursuant to the Loan Agreement (the “Loan Purchase”). As a result of the Loan Purchase, Mr. McCabe replaced Meta as the lender and secured party under the 2021 Note and the Loan Agreement. Additionally, as part of the Loan Purchase, Meta assigned to Mr. McCabe its lien on 25% of the Orogrande Prospect. The Company’s obligations and responsibilities under the 2021 Note and the Loan Agreement remain unchanged. Accrued interest as of December 31, 2023 was $3,054,973.

Participation Agreement

Pursuant to the Participation Agreements, MPC, controlled by Mr. McCabe, along with the other Participants collectively funded $7,000,000, which will be used to (i) acquire the rights to drill on the Johnson Prospect and (ii) finance the drilling of five (5) vertical wells in the Johnson Prospect in connection with our 2023 drilling program requirements under its University Lands Drilling and Development Unit Agreement. Mr. McCabe and the other Participants will have the right to participate in the drilling of additional wells on the Johnson Prospect in the future, including an additional five (5) vertical wells in locations determined by Hudspeth Operating, in its sole discretion, in 2024. The Participation Agreements provide for an initial allocation of the working interests and net revenue interests among each Participant and the Company and then a re-allocation upon payout or payment to such Participant of drilling and completion costs for each well drilled. Following payout, we will own 25% of working interest as described below and 18.75% net revenue interest in each well.

Louisiana Projects

See “Louisiana Projects” subsection under “Items 1 and 2. Business and Properties” of this Annual Report on Form 10-K, which subsection is incorporated by reference herein.

2024 Loan Transactions

On January 23, 2024, Mr. McCabe loaned $1,000,000 to us, which was evidenced under a 0% Senior Unsecured Promissory Note effective as of that date (the “McCabe Note”), which provided, among other things, that the loan will be due on February 28, 2025, with the Company having the option to extend the loan by one additional year. The loan will bear interest at the rate of 0% per annum and will be payable in one balloon payment of principal and interest on the maturity date. If we elect to extend the loan for one year, the loan will continue to bear interest at the rate of 0% per annum and will be payable in one balloon payment of principal and interest on the extended maturity date.

On February 29, 2024, CAPCO Holding, Inc., a Texas corporation (“Capco”), loaned us $2,000,000 under a 12% Secured Promissory Note (the “Capco Note”), which provides, among other things, that the loan will be due in one year, with us having the option to extend the loan by one additional year. The loan will bear interest at the rate of 12% per annum and will be payable in one balloon payment of principal and interest on the maturity date. If we elect to extend the loan for one year, we must pay all accrued interest for that first year, and thereafter, the loan will bear interest at a rate that is mutually agreeable to us and Capco, which rate will not exceed 18% per annum, and will be payable in one balloon payment of principal and interest on the extended maturity date. As part of the transaction, Gregory McCabe, our Chairman and Chief Executive Officer, entered into a Stock Pledge and Security Agreement with Capco under which he pledged 250,000 of his shares of common stock of the Company to secure our obligations under the Capco Note. Further, Mr. McCabe entered into a Subordination Agreement (the “Subordination Agreement”) with Capco and us under which Mr. McCabe agreed to subordinate all of the Company’s indebtedness and obligations owed to Mr. McCabe to the Capco Note, under the terms and conditions of the Subordination Agreement.

Related Party Transactions

Policy and Procedures Governing Related Person Transactions

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

Director Independence

A majority of the members of our Board meet the criteria for independence as defined by the corporate governance guidelines to be adopted by our Board.

Item 14.	Principal Accountant Fees and Services

The fees billed to us for the years ended December 31, 2023 and 2022 by our independent registered public accounting firm, BF Borgers, CPA, are set forth below:

	Year Ended December 31
	2023	2022
		Successor Period	Predecessor Period
		December 15, 2022 through December 31, 2022	January 1, 2022 through December 14, 2022
Audit Fees(1)	$165,000	$110,000	$-
Audit Related Fees(2)	247,500	-	178,750
Tax Fees(3)	-	-	-
All Other Fees(4)	330,000	18,092	51,534

Total Fees	$742,500	$128,092	$230,284

(1)	Audit fees represents the aggregate fees billed to us by BF Borgers, CPA for professional services rendered for the audit of our financial statements for the year ended December 31, 2022.

(2)	Audit-related fees represent fees billed for services rendered during the fiscal year for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All other fees consist of fees billed for all other services.

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

During the year, circumstances may arise when it becomes necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval authority from the chairman of the Audit Committee, who must report on such approvals at the next scheduled Audit Committee meeting. All 2023 audit and non-audit services provided by the independent registered public accounting firm were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	Financial Statements—See the Index to Consolidated Financial Statements, together with the report thereon of M&K CPAS PLLC dated July __, 2024 under Part II, Item 8 “Consolidated Financial Statements and Supplementary Data”.

(2)	All financial statement schedules are omitted because they are not applicable, or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

(3)	Exhibits.

Exhibit Number	Exhibit Description

2.1	Distribution Agreement between Meta Materials Inc. and Next Bridge Hydrocarbons, Inc., dated December 2, 2022 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

2.2	Agreement and Plan of Merger among Next Bridge Hydrocarbons, Inc., Hudspeth Operating, LLC, Wolfbone Investments, LLC, McCabe Petroleum Corporation, and Gregory McCabe, dated December 21, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed December 27, 2022).

3.1	First Amended and Restated Articles of Incorporation of Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

3.2	Amended and Restated By-laws of Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.1	Assignment Agreement between Meta Materials Inc. and Next Bridge Hydrocarbons, Inc., dated June 28, 2022 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.2	Tax Matters Agreement between Meta Materials Inc. and Next Bridge Hydrocarbons, Inc., date December 2, 2022 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.3+	2022 Equity Incentive Plan of Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 10.7+ to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.4	Purchase & Settlement Agreement, dated August 6, 2018, between Torchlight Energy Resources, Inc., Hudspeth Oil Corporation, Founders Oil & Gas, LLC, Founders Oil & Gas Operating, LLC, Wolfbone Investments, LLC and McCabe Petroleum Corporation (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).†

10.5	Purchase Agreement dated April 4, 2016, by and among McCabe Petroleum Corporation, Torchlight Energy Resources, Inc. and Torchlight Energy, Inc. (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.6	Option Agreement, by and among Torchlight Energy, Inc., Torchlight Hazel, LLC, Masterson Hazel Partners, LP and McCabe Petroleum Corporation, dated August 13, 2020 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

Exhibit Number	Exhibit Description

10.7	First Amendment to Option Agreement, by and among Torchlight Energy, Inc., Torchlight Hazel, LLC, Masterson Hazel Partners, LP and McCabe Petroleum Corporation, dated September 18, 2020 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.8	Second Amendment to Option Agreement, by and among Torchlight Energy, Inc., Torchlight Hazel, LLC, Masterson Hazel Partners, LP and McCabe Petroleum Corporation, dated April 15, 2021 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.9	Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Meta Materials, Inc., as holder, dated October 1, 2021 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.10	First Amendment to Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Meta Materials, Inc., as holder, dated September 2, 2022 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022).

10.11	Loan Agreement between Meta Materials, Inc. and Next Bridge Hydrocarbons, Inc., dated September 2, 2022 (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.12	Participation Agreement by and between McCabe Petroleum Corporation, Gregory McCabe and Hudspeth Oil Corporation, dated September 23, 2014 (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.13	Amendment to Participation Agreement, by and between McCabe Petroleum Corporation, Gregory McCabe and Hudspeth Oil Corporation, dated January 5, 2015 (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.14	Second Amendment to Participation Agreement, by and between McCabe Petroleum Corporation, Gregory McCabe and Hudspeth Oil Corporation, dated December 31, 2015 (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.15	Form of Conversion Agreement, dated March 9, 2020, by and between Torchlight Energy Resources, Inc., Hudspeth Oil Corporation and each of the previous holders of 16% Series C Unsecured Convertible Promissory Notes (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.16	Amendment to Tax Matters Agreement, between Next Bridge Hydrocarbons, Inc. and Meta Materials, Inc. (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.17	5% Unsecured Promissory Note by Next Bridge Hydrocarbons, Inc. in favor of Greg McCabe, dated December 21, 2022 (incorporated by reference to Exhibit 10.21 to our Current Report on Form 8-K, filed December 27, 2022).

10.18	First Amendment to Unsecured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe, dated June 16, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed June 26, 2023).

10.19	Third Amendment to Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe, as holder, dated October 1, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed October 4, 2023).

10.20	Third Amendment to Loan Agreement between Gregory McCabe and Next Bridge Hydrocarbons, Inc., dated October 1, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed October 4, 2023).

10.21	Second Amendment to Unsecured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe as holder, dated October 1, 2023 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed October 4, 2023).

10.22	Form of Participation Agreement between each Participant and Next Bridge Hydrocarbons, Inc., dated as of October 6, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed October 13, 2023).

10.23	Drilling and Development Unit Agreement 2837 between the Commissioner of the General Land Office on behalf of the State of Texas and the Lessees, effective as of March 27, 2017 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed November 14, 2023).

Exhibit Number	Exhibit Description

10.24	Amendment to Development Unit Agreement 2837 between the Commission of the General Land Office on behalf of the State of Texas and the Lessees, effective as of January 1, 2020 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed November 14, 2023).

10.25	Fourth Amendment to Loan Agreement, dated December 31, 2023, between Gregory McCabe and Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 10.33 to our Registration Statement on Form S-1, as amended, filed January 25, 2024).

10.26	Fourth Amendment to Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe, as holder, dated December 31, 2023 (incorporated by reference to Exhibit 10.34 to our Registration Statement on Form S-1, as amended, filed January 25, 2024).

10.27	Third Amendment to Unsecured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe as holder, dated December 31, 2023 (incorporated by reference to Exhibit 10.35 to our Registration Statement on Form S-1, as amended, filed January 25, 2024).

10.28	0% Senior Unsecured Promissory Note, dated January 23, 2024, between Gregory McCabe and Next Bridge Hydrocarbons, Inc.*

10.29	12% Secured Promissory Note, dated February 29, 2024, between CAPCO Holdings, Inc. and Next Bridge Hydrocarbons, Inc.*

10.30	Subordination Agreement, dated February 29, 2024, between Gregory McCabe, CAPCO Holdings, Inc. and Next Bridge Hydrocarbons, Inc.*

10.31	Fifth Amendment to Loan Agreement, dated March 31, 2024, between Gregory McCabe and Next Bridge Hydrocarbons, Inc.*

10.32	Fifth Amendment to Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe, as holder, dated March 31, 2024.*

10.33	Fourth Amendment to Unsecured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe as holder, dated March 31, 2024.*

10.34	Sixth Amendment to Loan Agreement, dated June 30, 2024, between Gregory McCabe and Next Bridge Hydrocarbons, Inc.*

10.35	Sixth Amendment to Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe, as holder, dated June 30, 2024.*

10.36	Fifth Amendment to Unsecured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe as holder, dated June 30, 2024.*

21.1	List of subsidiaries of Next Bridge Hydrocarbons, Inc.*

23.1	Consent of Independent Registered Public Accounting Firm M&K CPAS, PLLC*

23.2	Consent of PeTech Enterprises, Inc.*

31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Report of Independent Petroleum Engineers.*

†	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company hereby agrees to furnish a copy of any omitted exhibits and schedules to the SEC upon its request.

+	Indicates a management contract or compensatory plan.

*	Filed herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXT BRIDGE HYDROCARBONS, INC.

Date: July 17, 2024	By:	/s/ Gregory McCabe
Gregory McCabe
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory McCabe	Chairman and Chief
Gregory McCabe	Executive Officer	July 17, 2024

/s/ Roger Wurtele
Roger Wurtele	Chief Financial Officer	July 17, 2024

/s/ Robert L. Cook
Robert L. Cook	Director	July 17, 2024

/s/ Edward Pocock III
Edward Pocock III	Director	July 17, 2024