Form 10-Q
period 2024-03-31
Next Bridge Hydrocarbons, Inc.
filed 2024-07-31
CIK 1936756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.0001, as of July 29, 2024 was 251,830,516.

1

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (this “Form 10-Q”) of Next Bridge Hydrocarbons, Inc. (the “Company,” “we,” “our,” or “us”) for the three months ended March 31, 2024, includes consolidated comparative financial statements and disclosures for the three months ended March 31, 2023 which have been restated from the Form 10-Q, previously filed on May 15, 2023, for the three months ended March 31, 2023 with the Securities and Exchange Commission (the “SEC”) (the “Original Filing”).

Reference Note 12 in the accompanying Notes to Financial Statements for detailed disclosure of items amended by the restatement.

Items Amended in this Filing

This Form 10-Q amends and restates the consolidated financial statements and related disclosures from the Original Filing principally as it relates to an impairment analysis with respect to the Orogrande properties that was performed during the 2023 audit and the related reaudit of the Company’s fiscal year 2022 consolidated financial statements. The Orogrande impairment adjustment made at December 31, 2022 arose from circumstances that continue to apply at March 31, 2023.

For the year ended December 31, 2023, management applied accounting procedures to examine the need for an impairment adjustment to the carrying value of its unevaluated oil and natural gas properties. A triggering event related to the potential expiration on December 31, 2024 of the underlying mineral lease for the Company’s Orogrande Project was noted. Although negotiation discussions with the lessor were in progress, there was no assurance that the mineral lease would, in fact, be renewed before December 31, 2024. The conclusion reached was to impair 100% of the carrying value of the Company’s Orogrande oil and natural gas assets as of December 31, 2022, and at December 31, 2023.

Given the combined auditing engagement for 2022 with the audit for 2023, the Company recorded an impairment adjustment as of December 31, 2022, and as of December 31, 2023. Interim 2023 quarters also require impairment adjustments for additions related to Orogrande development cost additions to the full cost pool during each quarter to achieve consistency with audited financials for the year ended December 31, 2023, which were included in the Company’s Annual Report on Form 10-K that was filed with the SEC on July 17, 2024.

References to our website throughout this Form 10-K are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this filing.

NEXT BRIDGE HYDROCARBONS, INC.

QUARTERLY REPORT

For the Quarter Ended March 31, 2024

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

Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason. They can be affected by a number of factors, including, among others:

●	the risks described in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2023, on Form 10-K filed on July 17, 2024;

●	the volatility of prices and supply of, and demand for, oil and natural gas;

●	the timing and success of our drilling activities;

●	the numerous uncertainties inherent in estimating quantities of oil and natural gas reserves and actual future production rates and associated costs;

●	our ability to successfully identify, execute or effectively integrate future acquisitions;

●	the usual hazards associated with the oil and natural gas industry, including fires, well blowouts, pipe failure, spills, explosions and other unforeseen hazards;

●	our ability to effectively market our oil and natural gas;

●	the availability of rigs, equipment, supplies and personnel;

●	our ability to discover or acquire additional reserves;

●	our ability to satisfy future capital requirements;

●	changes in regulatory requirements;

●	general economic conditions, status of the financial markets and competitive conditions;

●	our ability to retain key members of our senior management and key employees; and

●	our ability to renew oil and gas leases before they expire.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31	December 31
	2024	2023
ASSETS
Current assets:
Cash	$2,174,661	$1,668,847
Accounts receivable	243,113	207,470
Production receivable	1,382	1,412
Prepayments - development costs	228,367	131,340
Prepaid expenses	134,825	76,741
Total current assets	2,782,348	2,085,810

Oil and natural gas properties, net of impairment	205,413	-

Other assets	105,179	105,179

TOTAL ASSETS	$3,092,940	$2,190,990

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,341,084	$3,777,693
Prepayments, working interest owners	-	311,281
Note payable - related party	42,499,082	41,221,028
Note payable	2,000,000	-
Accrued interest payable - related party	4,552,205	3,870,175
Accrued interest payable	20,667	-
Total current liabilities	50,413,038	49,180,177

Asset retirement obligations	254,554	248,651

Total liabilities	50,667,592	49,428,828

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, par value $0.0001, 50,000,000 shares authorized; -0- issued and outstanding March 31, 2024 and December 31, 2023	-	-
Common stock, par value $0.0001; 500,000,000 shares authorized; 251,830,516 issued and outstanding at March 31, 2024 248,830,516 issued and outstanding at December 31, 2023;	25,183	24,883

Additional paid-in capital	72,496,356	71,956,656
Accumulated deficit	(120,096,191)	(119,219,378)
Total stockholders’ deficit	(47,574,652)	(47,237,839)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,092,940	$2,190,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		Restated
	Three	Three
	Months Ended	Months Ended
	March 31, 2024	March 31, 2023
Oil and natural gas sales	$3,567	$10,924

Operating expenses:
Lease operating expenses	36,811	15,816
Production taxes	257	786
General and administrative	758,640	2,472,739
Impairment loss	713,173	7,883,657
Total operating expenses	1,508,881	10,372,998

Other income (expense)
Gain on sale of properties	618,501	-
Administration income	10,000	-
Interest income	-	1
Total other income	628,501	1

Loss before income taxes	(876,813)	(10,362,073)

Provision for income taxes	-	-

Net loss	$(876,813)	$(10,362,073)

Loss per common share:
Basic and Diluted	$(0.00)	$(0.06)
Weighted average number of common shares outstanding:
Basic and Diluted	249,055,791	165,472,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common	Common	Additional
	stock	stock	paid-in	Accumulated
	shares	amount	capital	deficit	Total
December 31, 2022	165,472,241	$16,547	$51,345,640	$(81,662,591)	$(30,300,404)
Issuance of stock options	-	-	245,160	-	245,160
Net loss, restated	-	-	-	(10,362,073)	(10,362,073)
Balance, March 31, 2023	165,472,241	$16,547	$51,590,800	$(92,024,664)	$(40,417,317)

December 31, 2023	248,830,516	$24,883	$71,956,656	$(119,219,378)	$(47,237,839)
Issuance of common stock -
- Wildcat acquisition	2,500,000	250	449,750	-	450,000
- Consulting agreement	500,000	50	89,950	-	90,000
Net loss	-	-	-	(876,813)	(876,813)
Balance, March 31, 2024	251,830,516	$25,183	$72,496,356	$(120,096,191)	$(47,574,652)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		Restated
	Three	Three
	Months Ended	Months Ended
	March 31, 2024	March 31, 2023
Cash Flows Used in Operating Activities
Net loss	$(876,813)	$(10,362,073)
Adjustments to reconcile net loss to net cash from operations:
Gain on sale of property interests	(618,501)	-
Accretion expense	5,903	5,865
Expense related to stock based compensation	90,000	245,160
Impairment loss	713,173	7,883,657
Change in:
Accounts receivable	(35,613)	-
Prepayments - development costs	(97,027)	150,000
Prepaid expenses	(58,084)	11,117
Accounts payable and accrued expenses	(2,436,608)	443,532
Net cash used in operating activities	(3,313,570)	(1,622,742)

Cash Flows Used in Investing Activities
Investment in oil and natural gas properties	(10,477)	(7,390,797)
Net cash used in investing activities	(10,477)	(7,390,797)

Cash Flows From Financing Activities
Proceeds from notes payable, related party	1,000,000	14,875,000
Proceeds from promissory note	2,000,000	-
Payments on promissory notes	-	(1,129,112)
Proceeds from sale of assets	1,141,142	-
Prepayments, working interest owners	(311,281)	-
Net cash from financing activities	3,829,861	13,745,888

Net increase in cash	505,814	4,732,349

Cash - beginning of period	1,668,847	569,298

Cash - end of period	$2,174,661	$5,301,647

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$129,112
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Addition to note payable to reimburse lease payments	$278,054	$-
Common stock issued in property acquisition	$450,000	$-
Capitalized Interest	$702,697	$492,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

The Company is an energy company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties in the United States. The Company’s primary focus has been the development of interests in an oil and natural gas project the Company holds in the Orogrande Basin in West Texas in Hudspeth County, Texas (the “Orogrande Project”). In addition, the Company has minor interests in the Eastern edge of the Midland Basin in Texas (the “Hazel Project”), and two minor well interests in the Hunton wells located in Oklahoma (the “Oklahoma Properties”). The Company currently has no full-time employees, and the Company employs consultants for various roles as needed.

The Company operates its business through nine wholly owned subsidiaries Torchlight Energy, Inc., a Nevada corporation (“TEI”), Hudspeth Oil Corporation, a Texas corporation (“Hudspeth”), Torchlight Hazel, LLC, a Texas limited liability company (“Torchlight Hazel”), Wolfbone Investments, LLC, a Texas limited liability company (“Wolfbone”), Hudspeth Operating, LLC, a Texas limited liability company and wholly owned subsidiary of Hudspeth (“Hudspeth Operating”), Wildcat Panther, LLC, a Texas limited liability company (“Panther”), Wildcat Valentine, LLC, a Texas limited liability company (“Valentine”), Wildcat Cowboy, LLC, a Texas limited liability company (“Cowboy”), Wildcat Packer, LLC, a Texas limited liability company (“Packer”). All intercompany transactions have been eliminated in the consolidated financial statements.

2.	GOING CONCERN

At March 31, 2024, the Company had not yet achieved profitable operations. The Company had a net loss of $876,813 for the three months ended March 31, 2024. The Company expects to incur further losses in the development of its business. The Company had a working capital deficit as of March 31, 2024, of $47,630,690. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Use of estimates—The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and certain assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

Basis of presentation—The financial statements are presented on a consolidated basis and include the accounts of Next Bridge Hydrocarbons, Inc. and its wholly owned subsidiaries, TEI, Hudspeth, Torchlight Hazel, Wolfbone, Hudspeth Operating, and Wildcat. All significant intercompany balances and transactions have been eliminated. As noted above, the Company was involved in the Spin-Off on December 14, 2022.

In the opinion of management, the accompanying consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial position as of, and the results of operations for all periods presented. In preparing the accompanying consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates.

Restatements – Certain prior year amounts have been restated in the accompanying Consolidated Financial Statements for the three months ended March 31, 2023. Reference Note 12 to the Financial Statements.

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

Additionally, at March 31, 2024 amounts related to the resale of assets acquired in the Wildcat transaction that were received in April, 2024 have been accrued.

Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of March 31, 2024 and December 31, 2023, no valuation allowance was considered necessary.

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

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During the three months ended March 31, 2024, the Company capitalized $702,697 of interest on unevaluated properties. Capitalized interest for the year ended December 31, 2023, was $2,498,184.

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

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the statements of operation. The Company has not recorded any interest or penalties associated with unrecognized tax benefits for the three months ended March 31, 2024, or for the three months ended March 31, 2023.

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

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The Company had no dilutive shares for the three months ended March 31, 2024, or for the three months year ended March 31, 2023.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations. The Company accrued no liability as of March 31, 2024 and December 31, 2023.

Recent accounting pronouncements adopted – In June 2016, the FASB issued ASC 326, Financial Instruments- Credit Losses (“ASC 326”), which replaces the current “incurred loss” methodology for recognizing credit losses with an “expected loss” methodology. This new methodology requires that a financial asset measured at amortized cost be presented at the net amount expected to be collected. This standard is intended to provide more timely decision-useful information about the expected credit losses on financial instruments. For smaller reporting companies, this guidance is effective for fiscal years beginning after December 15, 2022, and early adoption is permitted. The Company adopted this as of January 1, 2023. The adoption of ASC 326 did not have a material impact to our consolidated financial statements or results of operations.

4.	OIL & NATURAL GAS PROPERTIES

The following table presents the capitalized costs for oil and natural gas properties of the Company:

	March 31, 2024	December 31, 2023

Evaluated costs subject to amortization	$-	$-
Unevaluated costs	108,829,014	107,910,429
Total capitalized costs	108,829,014	107,910,429
Less accumulated depreciation, depletion and amortization	-	-
Less accumulated impairment	(108,623,601)	(107,910,429)

Total oil and gas properties	$205,413	$-

Unevaluated costs as of March 31, 2024, and December 31, 2023, include cumulative costs of developing projects including the Orogrande and Hazel Projects in West Texas, costs related to the Oklahoma Properties, and unevaluated costs related to the Louisiana Wildcat projects. The $205,413 balance of oil and natural gas properties as of March 31, 2024, is entirely attributable to the Wildcat Projects. Accumulated Impairment adjustments relate solely to the Orogrande Project. In accordance with required accounting adjustments related to the Spin-Off, the carrying value of the oil and natural gas assets were adjusted to fair value as of December 15, 2022. Impairment adjustments disclosed above were partially recorded as of December 31, 2022, as of December 31, 2023, and as of March 31, 2024.

The Company periodically adjusts for the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of, or changes in market value, of unevaluated leases. The impact of reclassifications as they become necessary is to increase the basis for calculation of future period’s depletion, depreciation and amortization which effectively recognizes the impairment on the consolidated statement of operations over future periods. Reclassified costs also become evaluated costs for purposes of ceiling tests, and which may cause recognition of increased impairment expense in future periods. There were no remaining cumulative unevaluated costs for the Orogrande Project which had been impaired within the Company’s full cost pool totals as of March 31, 2024, or at December 31, 2023. The balance of oil and gas properties as of March 31, 2024 consists of accumulated costs associated with the Wildcat Properties.

The Company had no proved reserve value associated with our properties as of March 31, 2024.

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

The Company’s primary focus is the development of interests in oil and natural gas projects it holds in the Permian Basin in West Texas. The Company also holds minor interests in certain other oil and natural gas projects in Central Oklahoma.

As of March 31, 2024, the Company had interests in four oil and natural gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, two wells in Central Oklahoma, and the Wildcat Properties that hold mineral leases in Louisiana.

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

Drilling obligations under the DDU Agreement include five wells per year in years 2021, 2022, 2023, and 2024. The drilling obligations are minimum yearly requirements and may be exceeded if acceleration is desired.

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

As of December 31, 2023, and at March 31, 2024, the drilling requirements had been met and leases covering approximately 134,000 acres remain in effect.

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

The Orogrande Project ownership as of March 31, 2024, is detailed as follows:

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

Hunton Play, Central Oklahoma

As of March 31, 2024, the Company was producing from one well in the Viking Area of Mutual Interest and one well in Prairie Grove.

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

Concurrent with the closing of the above transactions with Wildcat, we entered into and closed a Participation Agreement with Magnetar an unrelated developer of oil and gas properties (“Magnetar”) under which we sold a 100% working interest, entitled to not less than a 75% net revenue interest, in and to the Valentine Leases, along with a 100% right, title and interest in all contracts affecting the Valentine Leases, all under the terms and conditions of such Participation Agreement, including the following consideration: (a) Magnetar paid $964,448 from which we are required to pay bonuses of $240,000 to consultants resulting in net proceeds to us of $664,448; (b) Magnetar agrees to pay all delay rentals pertaining to the Valentine Leases which accrue during calendar year 2024 and during the months of January through August of 2025, provided, however, that if the initial test well is commenced at any time prior to the end of August, 2025, Magnetar’s obligation to bear delay rental expenses thereafter will be deemed terminated, and the obligation for the payment of subsequent delay rentals shall be governed by the subject operating agreement; (c) in the event Magnetar has not commenced actual drilling operations on lands covered by the Valentine Leases on or prior August 31, 2025, then Developer shall have the option to continue paying rentals or extending the leases within the Area of Mutual Interest (the “AMI”) until December 31, 2026; (d) we will have the option to participate for up to a 1/3 working interest in the initial test well to be undertaken by Magnetar on lands covered by the Valentine Leases, with this right to extend to subsequent wells to be undertaken by Magnetar, subject to the further provisions regarding operations; and (e) at least three working days prior to its spudding the initial test well, Magnetar will pay to us a spud fee of $600,000 of which $360,000 of the cost thereof will be shared with consultants leaving us with $240,000.

Also concurrent with the closing of the above transactions with Wildcat, we enter into and closed a Participation Agreement with Magnetar under which we sold to Developer a 100% working interest, entitled to not less than a 75% net revenue interest, in and to the Panther Leases covering approximately 618 gross acres of land situated within the AMI provided therein, along with a 100% right, title and interest in all contracts affecting the Panther Leases, for the following consideration: (a) Magnetar paid $428,918.05 to us and $70,081.95 to MPC for delay rentals paid by it; (b) Magnetar agrees to reimburse McCabe for its payment of delay rentals to sustain certain of the Panther Leases coming due in March and April 2024 in the amount of $70,081.98; (c) Magnetar agrees to pay all delay rentals pertaining to the Panther Leases which accrue during calendar year 2024, shown to be $23,888.90; (d) in the event Magnetar is unable to commence actual drilling operations on lands covered by the Subject Panther Leases on or prior February 1, 2025, then Magnetar shall have the option to extend or take new leases on any of the Panther Leases that would expire during the following 12 calendar months; (e) we will have the option to participate up to a 1/3 working interest in the initial test well to be undertaken by Magnetar on lands covered by the Panther Leases, with this right to extend to subsequent wells to be undertaken by Magnetar, subject to the further provisions regarding operations; (f) prior to its spudding the initial test well, Magnetar will pay to us a spud fee equal to $100,000 of which $20,000 will be shared with a consultant.

The company recorded a Gain on the Sale of properties from the Wildcat acquisition of $618,501 as of March 31, 2024.

The McCabe Contribution Agreement

On July 25, 2023, the Company entered into a Contribution Agreement among the Company, Mr. McCabe, and MPC, an entity exclusively owned and operated by Mr. McCabe (the “McCabe Contribution Agreement”), pursuant to which Mr. McCabe will contribute up to a ten percent (10%) back-in working interest option for the Orogrande Project exercisable following the point in time at which the proceeds of all production from all operations conducted on the Orogrande Project (exclusive of royalty, overriding royalty and taxes chargeable to the working interest) equals the actual cost incurred by NBH and its predecessors in drilling, testing, equipping and the cost of operating the wells located on the Orogrande Prospect, inclusive of overhead charges (the “Back-In Interest”), an option originally granted to Mr. McCabe pursuant to that certain Participation Agreement, dated September 23, 2014 (the “Participation Agreement”), by and among Mr. McCabe, Hudspeth, and MPC, and MPC will contribute up to one hundred percent (100%) of the interest currently held by MPC in the drilling project located on over 1,150 acres in Vermillion Parish, Louisiana (the “Bronco Prospect”). Pursuant to the McCabe Contribution Agreement, and subject to the satisfaction of certain conditions provided therein, including the effectiveness of the Company’s Registration Statement on Form S-1 (File No. 333-273442) filed with the SEC on July 26, 2023 (as amended, the “Registration Statement”), Mr. McCabe would contribute an amount of the Back-In Interest and MPC would contribute an amount of the Bronco Prospect in proportion to the percentage of shares of common stock of NBH that were directly registered in the name of the beneficial owner with the Company’s transfer agent on or prior to the record date (as defined in the Registration Statement) and remain directly registered with the Company’s transfer agent for the holding period (as defined in the Registration Statement). The Registration Statement, however, was ultimately withdrawn at the request of the SEC and the Company is presently evaluating other alternatives.

5.	RELATED PARTY BALANCES

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

The combined balance on the 2021 Note and the Loan Agreement as of March 31, 2024, was $21.22 million. As of March 31, 2024, the combined total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $3.48 million.

On October 1, 2023, the Company entered into an amendment to the 2021 Note and an amendment to Loan Agreement in order to extend each of the 2021 Note Maturity Date and the Maturity Date respectively from October 3, 2023 to March 31, 2024. An additional Amendment in March, 2024 extended the maturity date to September 30, 2024.

December 2022 Note

On December 22, 2022, the Company issued an unsecured promissory note in the principal amount of up to $20 million in favor of Mr. McCabe (the “2022 Note”), which bears interest at 5% per annum, computed on the basis of a 365-day year.

On June 16, 2023, the Company entered into an amendment to the 2022 Note in order to extend the maturity date of the 2022 Note to October 3, 2023.

On December 31, 2023, the Company entered into an amendment to the 2022 Note in order to extend the 2022 Note Maturity Date March 31, 2024. An additional Amendment in March, 2024 extended the maturity date to September 30, 2024.

As of March 31, 2024, the Company had $21.28 million in principal amount outstanding under the 2022 Note. As of March 31, 2024, the Company had $1,068,096 in accrued but unpaid interest on the 2022 Note.

As of March 31, 2024, the total Related Party balances include the 2021 Note and Loan Agreement and the December 2022 Note, as detailed above, totaling $42.50 million, and additional borrowing and adjustment to the December 2022 note during the three months ended March 31, 2024, as detailed below:

On January 23, 2024, Mr. McCabe loaned $1,000,000 to us, which was evidenced under a 0% Senior Unsecured Promissory Note effective as of that date (the “McCabe Note”), which provided, among other things, that the loan will be due on February 28, 2025, with the Company having the option to extend the loan by one additional year. The loan will bear interest at the rate of 0% per annum and will be payable in one balloon payment of principal and interest on the maturity date. If we elect to extend the loan for one year, the loan will continue to bear interest at the rate of 0% per annum and will be payable in one balloon payment of principal and interest on the extended maturity date. Additionally, on March 28, 2024, $278,053 was added to the principal of the loan in lieu of reimbursing Mr. Mcabe for lease rentals connected to the Louisiana properties acquired on that date.

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

On May 7, 2024, a stockholder derivative petition captioned Bartok v. Greg McCabe, et al., No. 017-352565-24, was filed in the District Court of Tarrant County, Texas. The petition names the Company as a nominal defendant and asserts breach of fiduciary duty and other assorted claims against current and former officers and directors of the Company and of Meta Materials, Inc. The stockholder makes allegations about the defendants’ conduct in the Company’s 2022 spin-off from Meta Materials, Inc., and alleges continuing breaches by failing to correct allegedly misleading statements made in connection with the spin-off.

Environmental Matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of March 31, 2024, and December 31, 2023, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

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

Three Months ended March 31, 2024

Effective February 29, 2024, the Company issued 500,000 shares of common stock as compensation under a third party consulting agreement.

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

As of March 31, 2024, the Company had 251,830,516 outstanding shares of common stock and no shares of preferred stock outstanding.

Stock Based Compensation

In 2022, the Company’s board of directors adopted, and the stockholders approved, the 2022 Equity Incentive Plan (the “2022 Plan”). The 2022 Plan permits the Company to grant stock options, restricted stock, restricted stock units, performance shares awards and any one or more of the foregoing, for up to a maximum of 58,273,612 shares following an automatic increase to the number of shares reserved under the 2022 Plan on January 1, 2023. During the first and second quarters, 2023 the Company granted 35,856,521 stock options as authorized under the 2022 Plan. Vesting is subject to continued service with the Company for up to one year with provisions for earlier vesting subject to the attainment of events outlined in the Plan. Upon the resignations by certain of the Company’s employees in second quarter, 2023, 6,618,889 of the options granted to those employees were forfeited, canceled and returned to the option pool available under the 2022 Plan.

Vesting was subject to continued service with the Company for up to one year with provisions for earlier vesting subject to the attainment of events outlined in the Plan.

Options were fully vested as of December 31, 2023.

Options granted were valued using the Black-Scholes Option Pricing Model resulting in a total value for 2023 of $4,781,279.

Inputs to the Black-Scholes Model are as follows:

Risk-free interest rate	4.00%
Expected volatility of common stock	125.39%
Dividend yield	0.00%
Discount due to lack of marketability	0%
Expected life of option/warrant	Ten Years

Option expense for the three months ended March 31, 2024 and the year ended December 31, 2023, net of forfeitures, was $-0- and $4,781,279, respectively. No options were granted in the three months ended March 31, 2024.

A summary of stock options outstanding as of March 31, 2024, all of which expire in 2033, including the relevant exercise price is presented below:

Exercise	Expiration
Price	2033	Total

$1.2056	29,237,632	29,237,632
	29,237,632	29,237,632

Stock based compensation expense of $90,000 for the quarter ended March 31, 2024, reflects compensation expense attributable to the three months then ended for consulting services under a Consulting Agreement effective February 29, 2024, prescribing compensation in the form of 500,000 shares of common stock,

8.	INCOME TAXES

The Company recorded no income tax provision at March 31, 2024 and December 31, 2023 because of anticipated losses for the 2024 fiscal year and actual losses incurred in 2023.

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the three months ended March 31, 2024 because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the year ended December 31, 2023.

The Company had a Gross deferred tax asset related to federal net operating loss carryforwards of $69,324,228 and $67,582,243 at March 31, 2024 and December 31, 2023, respectively. The federal net operating loss carryforward will begin to expire in 2034. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

9.	NOTES PAYABLE

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

Loan Agreement

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

The combined balance on the 2021 Note ($15 million) and the Loan Agreement ($6.2 million) as of March 31, 2024, was $21.22 million. As of March 31, 2024, the total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $3.48 million.

December 2022 Note

In connection with the Merger, on December 22, 2022, the Company entered into an additional Note in the principal amount of up to $20 million in favor of Mr. McCabe. Mr. McCabe is the largest shareholder of the Company’s common stock and the chairman of the board of directors of the Company. As of March 31, 2024, the Company had a balance of $21.28 million and accrued and unpaid interest of $1,068,096 due under the 2022 Note. An Amendment effective June 30, 2024 extended the maturity date to September 30, 2024.

As of March 31, 2024, Notes Payable – related party includes balances of the 2021 Note and Loan Agreement and the December 2022 Note, as detailed above, totaling $42.50 million, and additional borrowing and adjustment to the December 2022 note during the three months ended March 31, 2024, as detailed below:

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

CAPCO Note February 2024

On February 29, 2024, CAPCO Holding, Inc., a Texas corporation (“Capco”), loaned us $2,000,000 under a 12% Secured Promissory Note (the “Capco Note”), which provides, among other things, that the loan will be due in one year, with us having the option to extend the loan by one additional year. The loan will bear interest at the rate of 12% per annum and will be payable in one balloon payment of principal and interest on the maturity date. If we elect to extend the loan for one year, we must pay all accrued interest for that first year, and thereafter, the loan will bear interest at a rate that is mutually agreeable to us and Capco, which rate will not exceed 18% per annum, and will be payable in one balloon payment of principal and interest on the extended maturity date. As part of the transaction, Gregory McCabe, our Chairman and Chief Executive Officer, entered into a Stock Pledge and Security Agreement with Capco under which he pledged 250,000 of his shares of common stock of the Company to secure our obligations under the Capco Note. Further, Mr. McCabe entered into a Subordination Agreement (the “Subordination Agreement”) with Capco and us under which Mr. McCabe agreed to subordinate all of the Company’s indebtedness and obligations owed to Mr. McCabe to the Capco Note, under the terms and conditions of the Subordination Agreement. Accrued and unpaid interest as of March 31, 2024 was $20,667.

10.	ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligations liability through March 31, 2024:

Asset retirement obligations – December 31, 2023	$248,651

Accretion expense	5,903
Estimated liabilities recorded	-
Asset retirement obligations –March 31, 2024	$254,554

11.	SUBSEQUENT EVENTS

On April 2, 2024, we entered into a Consulting Agreement with a third party individual, under which the Consultant has agreed to provide analysis and advisory services to us for consideration of 100,000 shares of common stock.

12.	EXPLANATION OF THE RESTATEMENT

This Form 10-Q amends and restates the 2023 Original Filing to present restated consolidated financial statements for the three months ended March 31, 2023 and related disclosures arising from an impairment analysis of the Orogrande properties during the 2023 audit and the related reaudit of the Company’s fiscal year 2022 consolidated financial statements.

Items Amended in this Filing – Refer to detail descriptions of adjustments below after each Statement.

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED BALANCE SHEETS
Unaudited

	As Originally
	Reported		As Restated
	March 31, 2023	Adjustment	March 31, 2023
ASSETS
Current assets:
Cash	$5,301,647	$-	$5,301,647
Accounts receivable, related party	177,519	-	177,519
Prepaid expenses	51,184	-	51,184
Total current assets	5,530,350	-	5,530,350

Oil and gas properties, net of impairment	88,626,670	(88,626,670)	-

Other assets	80,179	-	80,179

TOTAL ASSETS	$94,237,199	(88,626,670)	$5,610,529

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current liabilities:
Accounts payable	$5,375,669	-	$5,375,669
Note Payable - META	21,589,362	-	21,589,362
Note Payable - Related Party	16,875,000	-	16,875,000
Accrued interest payable	1,935,084	-	1,935,084

Total current liabilities	45,775,115	-	45,775,115

Asset retirement obligations	252,731	-	252,731
Total liabilities	46,027,846	-	46,027,846

Commitments and contingencies

Stockholders’ equity(deficit):
Preferred stock, par value $0.001, 500,000,000 shares authorized; -0- issued and outstanding March 31, 2023	-	-	-
Common stock, par value $0.001; 500,000,000 shares authorized; 165,472,241 issued and outstanding at March 31, 2023;	16,547	-	16,547
Additional paid-in capital	51,490,795	100,005	51,590,800
Accumulated deficit	(3,297,989)	(88,726,675)	(92,024,664)
Total stockholders’ equity(deficit)	48,209,353	(88,626,670)	(40,417,317)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$94,237,199	$(88,626,670)	$5,610,529

March 31, 2023, Balance Sheet restatement reflects the Impairment adjustment to the carrying value of the Company’s Orogrande Oil and Natural Gas properties as discussed above. An additional restatement to Additional Paid in Capital was made to adjust Stock Compensation Expense for the Three Months ended March 31, 2023.

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	As Originally Reported		As Restated
	Three Months		Three Months
	Ended		Ended
	March 31, 2023	Adjustment	March 31, 2023

Oil and gas sales	$10,924	-	$10,924

Operating expenses:

Lease operating expenses	15,816	-	15,816
Production taxes	786	-	786
General and administrative	2,381,774	90,965	2,472,739
Impairment expense	-	7,883,657	7,883,657
Total operating expenses	2,398,376	7,974,622	10,372,998

Other income
Interest income	1	-	1
Total other income	1	-	1

Loss before income taxes	(2,387,451)	(7,974,622)	(10,362,073)

Provision for income taxes	-	-	-

Net loss	$(2,387,451)	$(7,974,622)	$(10,362,073)

Loss per common share:
Basic and Diluted	$(0.01)	-	$(0.06)
Weighted average number of common shares outstanding:
Basic and Diluted	165,472,241	-	165,472,241

Adjustment to the Statement of Operations reflects the impairment adjustment related to the Orogrande properties for the Three Months ended March 31, 2023, described above, includes an adjustment of $100,005 to increase Stock Compensation Expense for the Three Months ended March 31, 2023, and a decrease of $9,040 in general and administrative expense arising from the reversal of an adjustment of accounts payable cut off at December 31, 2022.

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENTS OF CASH
Unaudited

	As Originally Reported		As Restated
	Three Months		Three Months
	Ended		Ended
	March 31, 2023	Adjustment	March 31, 2023

Cash Flows Used in Operating Activities
Net loss	$(2,387,451)	$(7,974,622)	$(10,362,073)
Adjustments to reconcile net loss to net cash from operations:
Accretion expense	5,865	-	5,865
Stock compensation expense	145,155	100,005	245,160
Impairment expense	-	7,883,657	7,883,657
Change in:
Prepayments - development costs	150,000	-	150,000
Prepaid expenses	11,117	-	11,117
Accounts payable and accrued expenses	1,499,658	(1,056,126)	443,532
Net cash used in operating activities	(575,656)	(1,047,086)	(1,622,742)

Cash Flows Used in Investing Activities
Investment in oil and gas properties	(8,437,883)	1,047,086	(7,390,797)
Net cash used in investing activities	(8,437,883)	1,047,086	(7,390,797)

Cash Flows From Financing Activities
Proceeds from notes payable, related party	14,875,000	-	14,875,000
Payments on promissory notes	(1,129,112)	-	(1,129,112)
Net cash from financing activities	13,745,888	-	13,745,888

Net increase in cash	4,732,349	-	4,732,349

Cash - beginning of year	569,298	-	569,298
Cash - end of year	$5,301,647	$-	$5,301,647

Supplemental disclosure of cash flow information:
Cash paid for interest	$129,112	$-	$129,112
Cash paid for income tax	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Capitalized Interest included in interest payable	$492,860	$-	$492,860

Adjustments to the Cash Flow for the Three Months ended March 31, 2023 reflect the impairment adjustment related to the Orogrande properties described above, an increase in accounts payable of $9,040 for general and administrative expense, adjustment of accounts payable cut off for development costs of $1,047,086 at December 31, 2022, and an increase in Stock Compensation Expense for the Three Months ended March 31, 2023.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes that are included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report, particularly under the section titled “Cautionary Statement Concerning Forward-Looking Statements.”

Executive Summary

We were incorporated in Nevada on August 31, 2021, as OilCo Holdings, Inc. and changed our name to Next Bridge Hydrocarbons, Inc. pursuant to our Amended and Restated Articles of Incorporation filed on June 30, 2022. We are an energy company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties in the United States. Our primary focus has been the development of interests in an oil and natural gas project we hold in the Orogrande Basin in West Texas in Hudspeth County, Texas (the “Orogrande Project”). In addition, we have minor interests in the Eastern edge of the Midland Basin in Sterling, Tom Green and Irion Counties, Texas (the “Hazel Project”), two minor well interests located in Oklahoma (the “Oklahoma Properties”) and undeveloped mineral lease interests in Louisiana (the “Wildcat Project”).

We operate our business through nine wholly owned subsidiaries: Torchlight Energy, Inc. (TEI), Hudspeth Oil Corporation, Torchlight Hazel, LLC, Wolfbone Investments LLC, Hudspeth Operating LLC (Hudspeth), Wildcat Panther LLC, Wildcat Valentine LLC, Wildcat Cowboy LLC, and Wildcat Packer LLC.

The Orogrande Project is subject to the University Lands D&D Unit Agreement (the “DDU Agreement”) which allows for all 192 existing leases covering approximately 134,000 gross acres leased from University Lands to be combined into one drilling and development unit for development purposes. The term of the DDU Agreement expires on December 31, 2024, and the time to drill on the drilling and development unit continues through December 31, 2024. The DDU Agreement also grants the right to extend the DDU Agreement through December 31, 2028 if we are in compliance with the DDU Agreement and the extension fee associated with the additional time is paid. We expect to exercise the option to extend prior to the expiration of the DDU Agreement. As of March 31, 2024, leases covering approximately 134,000 acres remain in effect. Our drilling obligations under the DDU Agreement include five wells for 2024.

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

Pursuant to the Participation Agreement, the Participants collectively funded the cost of drilling, $7,000,000, which was be used to (i) acquire the rights to drill on the Johnson Prospect and (ii) finance the drilling of five (5) vertical wells in the Johnson Prospect in connection with the Company’s 2023 drilling program requirements under its University Lands Drilling and Development Unit Agreement. Each Participant will have the right to participate in the drilling of additional wells on the Johnson Prospect in the future, including an additional five (5) vertical wells in locations determined by Hudspeth Operating, LLC, the Company’s wholly-owned subsidiary , in its sole discretion, in 2024. The Participation Agreement provides for an initial allocation of the working interests and net revenue interests among each Participant and the Company and then a re-allocation upon payout or payment to such Participant of drilling and completion costs for each well drilled. Following payout, the Company will own 25% of working interest as described below and 18.75% net revenue interest in each well. Hudspeth will be the operator of the Johnson Prospect pursuant to a joint operating agreement (the “Operating Agreement”) entered into in connection with the Participation Agreement. The Participation Agreement and the Operating Agreement require, among other things, that Hudspeth and the Company drill and complete at least five vertical wells by December 31, 2023, unless the term of the Participation Agreement is extended.

The Company reserved a 25% back-in interest, which shall automatically revert to the Company following the date that each Participant first recovers 100% of the costs attributable to the drilling and development of the wells in which such Participant has participated.

Further, within a specified period following drilling of the initial five wells, pursuant to the Participation Agreement each Participant may elect to transfer and assign all of its interests to the Company in exchange for the issuance of shares of common stock of the Company at a value of $1.20 per share.

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

Market Conditions, Commodity Prices and Interest Rates

U.S. and global markets have experienced heightened volatility following impactful geopolitical events, consistent evidence of widespread inflation, as well as increased fears of an economic recession. Recent measures have been taken by the U.S. Federal Reserve to combat persistent inflation by increasing interest rates throughout 2023 and 2024. The global banking sector has experienced material disruptions which has also contributed to market volatility. Further, the full-scale military invasion of Ukraine by Russian troops has continued unabated since February 2022 coupled with related economic sanctions imposed on Russia further exacerbating supply shortages, leading to disruptions in the credit and capital markets, including significant uncertainty in commodity prices, during 2022 and into 2024. Prices for oil and natural gas are determined primarily by prevailing market conditions, which have been and could continue to be volatile.

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

Results of Operations

Results for three-month periods ending March 31, 2024 and 2023

Revenue and Gross Profit

	Three Months Ended March 31,
	2024	2023
Product Sales BOE	163	232

Total Revenue	$3,567	$10,924
Cost of revenue	($37,068)	($16,602)
Gross Profit (Loss)	($33,501)	($5,678)

Gross profit percentage	-939.19%	-51.98%

 Production Revenues and Cost of Revenue

For the three months ended March 31, 2024, we had production revenue of $3,567 compared to $10,924 of production revenue for the prior year period. The change in revenue was primarily due to revenue from production sold from the Oklahoma wells. Our cost of revenue, consisting of lease operating expenses and production taxes, was $37,068 and $16,602 for the three months ended March 31, 2024, and 2023, respectively. Refer to the table of production and revenue included below for changes in revenue:

		Oil	Gas
		Production	Production	Oil	Gas	Total
Property	Quarter	{BBLS}	{MCF}	Revenue	Revenue	Revenue

Oklahoma	Q1 - 2023	107	748	$8141	$2,783	$10,924
Hazel (TX)	Q1 - 2023	0	0	-	-	-
Total Q1-2023		107	748	$8,141	$2,783	$10,924

Oklahoma	Q2 - 2023	43	867	3,195	1,646	4,841
Hazel (TX)	Q2 - 2023	0	0	-	-	-
Total Q2-2023		43	867	$3,195	$1,646	$4,841

Oklahoma	Q3 - 2023	79	1183	6,184	1,547	7,731
Hazel (TX)	Q3 - 2023	0	0	-	-	-
Total Q3-2023		79	1183	$6,184	$1,547	$7,731

Oklahoma	Q4 - 2023	15	760	1,146	1,389	2,535
Hazel (TX)	Q4 - 2023	0	0	-	-	-
Total Q4-2023		15	760	$1,146	$1,389	$2,535

Total 2023		244	3558	$18,666	$7,365	$26,031

Average Commodity Price		-	-	$76.50	$2.07	-

Oklahoma	Q1 - 2024	28	809	2,002	1,565	3,567
Hazel (TX)	Q1 - 2024	0	0	-	-	-
Total Q1-2024		28	809	$2,002	$1,565	$3,567

Average Commodity Price		-	-	$71.50	$1.93	-

Expenses for the three months ended March 31, 2024 and 2023

We did not record any depreciation, depletion and amortization expense for either of the three months ended March 31, 2024 or 2023.

General and Administrative Expenses

	Three Months
	Ended March 31
	2024	2023
General & Administrative	$758,640	$2,472,739
Total general and administrative expenses	$758,640	$2,472,739

 General and Administrative Expenses

Our general and administrative expense for the three month period ended March 31, 2024, was $758,640 compared with $2,472,739 for the same period from the prior year. Our general and administrative expenses consisted of employee compensation expense, accounting and administrative costs, legal and other professional consulting fees, and other general corporate expenses. The change in general and administrative expenses in 2024, compared to 2023, is primarily due to decreased employee compensation and a decrease in consulting fees, filing fees, legal fees, and expense recorded relative to the issuance of employee stock options.

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

On October 1, 2023, we entered into an amendment to the 2021 Note and an amendment to the Loan Agreement with Mr. McCabe as successor in interest to Meta extending the 2021 Note Maturity Date. An additional Amendment effective June 30, 2024 extended the maturity date to September 30, 2024.

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

The combined balance on the 2021 Note and the Loan Agreement as of March 31, 2024, was $21.22 million. As of March 31, 2024, the combined total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $3.48 million.

December 2022 Note

On December 22, 2022 we issued an unsecured promissory note in the principal amount of up to $20 million in favor of Mr. McCabe (the “2022 Note”), which bears interest at 5% per annum, computed on the basis of a 365-day year. As of March 31, 2024, the Company had a balance of $21.28 million and accrued and unpaid interest of $1,068,096 due under the 2022 Note. An Amendment effective June 30, 2024, extended the maturity date to September 30, 2024.

As of March 31, 2024, Notes Payable – related party includes balances of the 2021 Note and Loan Agreement and the December 2022 Note, as detailed above, totaling $42.50 million, and additional borrowing and adjustment to the December 2022 note during the three months ended March 31, 2024, as detailed below:

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

CAPCO Note February 2024

On February 29, 2024, CAPCO Holding, Inc., a Texas corporation (“Capco”), loaned us $2,000,000 under a 12% Secured Promissory Note (the “Capco Note”), which provides, among other things, that the loan will be due in one year, with us having the option to extend the loan by one additional year. The loan will bear interest at the rate of 12% per annum and will be payable in one balloon payment of principal and interest on the maturity date. If we elect to extend the loan for one year, we must pay all accrued interest for that first year, and thereafter, the loan will bear interest at a rate that is mutually agreeable to us and Capco, which rate will not exceed 18% per annum, and will be payable in one balloon payment of principal and interest on the extended maturity date. As part of the transaction, Gregory McCabe, our Chairman and Chief Executive Officer, entered into a Stock Pledge and Security Agreement with Capco under which he pledged 250,000 of his shares of common stock of the Company to secure our obligations under the Capco Note. Further, Mr. McCabe entered into a Subordination Agreement (the “Subordination Agreement”) with Capco and us under which Mr. McCabe agreed to subordinate all of the Company’s indebtedness and obligations owed to Mr. McCabe to the Capco Note, under the terms and conditions of the Subordination Agreement. Accrued and unpaid interest as of March 31, 2024 was $20,667.

As of March 31, 2024, we had $2,174,661 of liquidity, comprised of cash and cash equivalents on hand. Our short and long-term capital requirements consist primarily of funding our development and drilling activities, payment of contractual obligations and debt service.

At March 31, 2024, we had working capital deficit of $47,360,690 and total assets of $3,092,940. Stockholders’ deficit was $47,574,652. The negative working capital is principally due to notes payable which will be payable within one year.

Management believes that our currently available resources may not provide sufficient funds to enable us to meet our financing and drilling obligations for the 2024 fiscal year. We anticipate that we will continue to incur operating losses and generate negative cash flows from operations for the foreseeable future. As a result, we will need additional capital resources to fund our operations both in the short term and in the long term, prior to achieving break even or positive operating cash flow. While we do not have any committed sources of capital, we expect to continue to opportunistically seek access to additional funds through public or private equity offerings or debt financings, through partnering or other strategic arrangements, including credit application arrangements with our third party servicers, or a combination of the foregoing. Despite our efforts, we may face obstacles in continuing to attract new financing due to industry conditions and our history and current record of net losses. We can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

We do not expect to pay cash dividends on our common stock in the foreseeable future.

The following table summarizes sources and uses of cash and cash equivalents:

	Three Months Ended March 31,
	2024	2023

Net (loss)	(876,813)	10,362,073

Net cash provided by (used in) operating activities	(3,313,570)	(1,622,742)

Net cash (used) in investing activities	(10,477)	(7,390,797)

Net cash provided by financing activities	3,829,861	13,745,888

Net increase (decrease) in cash	$505,814	$4,732,349

Cash—beginning of period	$1,668,847	$569,298
Cash—end of period	$2,174,661	$5,301,647

Cash Flow Used in Operating Activities

Cash flow used in operating activities for the three months ended March 31, 2024 was $3,313,570 compared to $1,622,742 for the three months ended March 31, 2023. Cash flows used in operating activities for the nine months ended March 31, 2024 can be primarily attributed to the net loss from operations and a decrease in accounts payable. Cash flows used in operating activities for the three months ended March 31, 2023, can be primarily attributed to the net loss from operations and the adjustment for impairment loss. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash Flow Used in Investing Activities

Cash flow used in investing activities for the three months ended March 31, 2024 was $10,477 compared to $7,390,797 for the three months ended March 31, 2023. Cash flow used in investing activities principally consists of investment in oil and natural gas properties in Texas.

Cash Flows from Financing Activities

Cash flows from financing activities for the three months ended March 31, 2024 was $3,829,861 compared to $13,745,888 for the three months ended March 31, 2023. Cash flows from financing activities consists of proceeds from additional borrowings from a related party, which had a principal balance of $42,499,082 outstanding as of March 31, 2024. For the three months ended March 31, 2024, we incurred aggregate interest on the 2022 Note, the 2021 Note and under the Loan Agreement of $682,030.

Capital Expenditures

Our capital expenditures are summarized in the following table:

	Three Months Ended March 31,
	2024	2023
Acquisitions:
Proved property	$-	$-
Unproved property working interest	450,000	-
Exploration and development:
Developmental leasehold costs	-	-
Exploratory drilling and completion costs	-	-
Development drilling and completion costs	10,477	7,390,797
Other development costs	-
Capitalized interest	702,967	492,860
Asset retirement obligations		-
Total exploration and development	1,163,444	7,883,657

Other property	-	-
Total capital expenditures	$1,163,444	$7,883,657
Change in accrued capital expenditures and other	2,436,608	(443,532)
Prepaid drilling costs	-	-
Capitalized interest	(702,967)	(492,860)
Common stock issued in mineral lease acquisition	(450,000)	-
Asset retirement obligations	-	-
Total cash capital expenditures	$2,447,085	$6,947,265

Critical Accounting Estimates

See Note 3—Significant Accounting Policies to the unaudited consolidated financial statements included elsewhere in this report for a description of the material changes to the Company’s critical accounting policies and estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023

Recent Accounting Pronouncements

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 6. “Commitments and Contingencies” to the unaudited consolidated financial statements included elsewhere in this report for information regarding our legal proceedings, which information is incorporated by reference into this Item 1.

ITEM 1A.	RISK FACTORS

A description of the risk factors associated with our business is contained in the “Risk Factors” section of Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our risk factors as previously reported.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On February 29, 2024, we entered into a Consulting Agreement with an individual, under which the consultant has agreed to provide analysis and advisory services to us for consideration of $10,000 per month and the issuance to him of 500,000 shares of common stock, under the terms and conditions of the Consulting Agreement. The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a single purchaser; (iii) there were no public solicitations; (iv) the investment intent of the purchaser; and (v) the restriction on transferability of the securities issued.

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

NEXT BRIDGE HYDROCARBONS, INC.

Date: July 31, 2024	/s/ Gregory McCabe
Gregory McCabe, Chief Executive Officer and President
(Principal Executive Officer)

Date: July 31, 2024	/s/ Roger Wurtele
Roger Wurtele, Chief Financial Officer
(Principal Financial and Accounting Officer)