Form 10-Q
period 2024-06-30
Next Bridge Hydrocarbons, Inc.
filed 2024-08-14
CIK 1936756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.0001, as of August 13, 2024 was 251,930,516.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (this “Form 10-Q”) of Next Bridge Hydrocarbons, Inc. (the “Company,” “we,” “our,” or “us”) for the six months ended June 30, 2024, includes consolidated comparative financial statements and disclosures for the six months ended June 30, 2023 which have been restated from the Form 10-Q, previously filed on August 14, 2023, for the six months ended June 30, 2023 with the Securities and Exchange Commission (the “SEC”) (the “Original Filing”).

Reference Note 12 in the accompanying Notes to Financial Statements for detailed disclosure of items amended by the restatement.

Items Amended in this Filing

This Form 10-Q amends and restates the consolidated financial statements and related disclosures from the Original Filing principally as it relates to an impairment analysis with respect to the Orogrande properties that was performed during the 2023 audit and the related reaudit of the Company’s fiscal year 2022 consolidated financial statements. The Orogrande impairment adjustment made at December 31, 2022 arose from circumstances that continue to apply at June 30, 2023 and June 30, 2024.

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

For the Quarter Ended June 30, 2024

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	June 30	December 31
	2024	2023
ASSETS
Current assets:
Cash	$1,133,622	$1,668,847
Accounts receivable	176,679	207,470
Production receivable	-	1,412
Prepayments - development costs	212,619	131,340
Prepaid expenses	101,409	76,741
Total current assets	1,624,329	2,085,810

Oil and natural gas properties, net of impairment	217,791	-

Other assets	105,179	105,179

TOTAL ASSETS	$1,947,299	$2,190,990

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$298,377	$3,777,693
Account payable - related party	97,027	-
Prepayments, working interest owners	-	311,281
Note payable - related party	42,499,082	41,221,028
Note payable	2,000,000	-
Accrued interest payable - related party	5,228,244	3,870,175
Accrued interest payable	80,502	-
Total current liabilities	50,203,232	49,180,177

Asset retirement obligations	233,169	248,651

Total liabilities	50,436,401	49,428,828

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, par value $0.0001, 50,000,000 shares authorized; -0- issued and outstanding June 30, 2024 and December 31, 2023	-	-
Common stock, par value $0.0001; 500,000,000 shares authorized; 251,930,516 issued and outstanding at June 30, 2024, and 248,830,516 issued and outstanding at December 31, 2023;	25,193	24,883
Additional paid-in capital	72,526,846	71,956,656
Accumulated deficit	(121,041,141)	(119,219,378)
Total stockholders’ deficit	(48,489,102)	(47,237,839)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,947,299	$2,190,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

				Restated
	Three Months	Three Months	Six	Six
	Ended	Ended	Months Ended	Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Oil and natural gas sales	$1,639	$4,841	$5,206	$15,765

Operating expenses:
Lease operating expenses	75,361	10,694	112,172	26,510
Production taxes	118	349	375	1,135
General and administrative	432,879	3,046,419	1,191,519	5,519,158
Impairment loss	744,788	17,125,020	1,457,961	25,008,677
Total operating expenses	1,253,146	20,182,482	2,762,027	30,555,480

Other income (expense)
Gain on sale of properties	3	-	618,504	-
Proceeds from legal settlement	306,554	-	306,554	-
Administration income	-	-	10,000	-
Interest income	-	-	-	1
Total other income	306,557	-	935,058	1

Loss before income taxes	(944,950)	(20,177,641)	(1,821,763)	(30,539,714)

Provision for income taxes	-	-	-	-

Net loss	$(944,950)	$(20,177,641)	$(1,821,763)	$(30,539,714)

Loss per common share:
Basic and Diluted	$(0.00)	$(0.09)	$(0.01)	$(0.16)
Weighted average number of common shares outstanding:
Basic and Diluted	251,928,318	225,013,866	250,505,791	195,407,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common	Common	Additional
	stock	stock	paid-in	Accumulated
	shares	amount	capital	deficit	Total
December 31, 2022	165,472,241	$16,547	$51,345,640	$(81,662,591)	$(30,300,404)

Issuance of stock options	-	$-	$245,160	$-	$245,160
Net loss, restated	-	$-	$-	$(10,362,073)	$(10,362,073)

Balance, March 31, 2023	165,472,241	$16,547	$51,590,800	$(92,024,664)	$(40,417,317)

Issuance of common stock for working interest	83,358,275	8,336	28,258,456	-	28,266,792
Adjustment to share value	-	-	(12,428,719)	-	(12,428,719)

Issuance of stock options	-	-	980,639	-	980,639
Net loss, restated	-	-	-	(20,177,641)	(20,177,641)

Balance, June 30, 2023	248,830,516	$24,883	$68,401,176	$(112,202,305)	$(43,776,246)

December 31, 2023	248,830,516	$24,883	$71,956,656	$(119,219,378)	$(47,237,839)

Issuance of common stock -
- Wildcat acquisition	2,500,000	250	449,750	-	450,000
- Consulting agreement	500,000	50	89,950	-	90,000

Net loss	-	-	-	(876,813)	(876,813)

Balance, March 31, 2024	251,830,516	$25,183	$72,496,356	$(120,096,191)	$(47,574,652)

Issuance of common stock for consulting agreement	100,000	10	17,990	-	18,000
Imputed interest on note payable	-	-	12,500	-	12,500

Net loss	-	-	-	(944,950)	(944,950)

Balance, June 30, 2024	251,930,516	$25,193	$72,526,846	$(121,041,143)	$(48,489,102)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		Restated
	Six	Six
	Months Ended	Months Ended
	June 30, 2024	June 30, 2023
Cash Flows Used in Operating Activities
Net loss	$(1,821,763)	$(30,539,714)
Adjustments to reconcile net loss to net cash from operations:
Gain on sale of property interests	(618,504)	-
Accretion expense	11,188	11,936
Expense related to stock based compensation	108,000	1,225,800
Imputed interest on note payable	12,500	-
Impairment loss	1,457,961	25,008,677
Change in:
Accounts receivable	32,203	-
Prepayments - development costs	(81,279)	150,000
Prepaid expenses	(24,665)	25,652
Asset Retirement Obligation applied to plug and abandon expense	(26,670)	-
Accounts payable and accrued expenses	(3,382,288)	(3,660,998)
Net cash used in operating activities	(4,333,317)	(7,778,647)

Cash Flows Used in Investing Activities
Investment in oil and natural gas properties	(31,769)	(7,853,902)
Net cash used in investing activities	(31,769)	(7,853,902)

Cash Flows From Financing Activities
Proceeds from notes payable, related party	1,000,000	17,000,000
Proceeds from promissory note	2,000,000	-
Payments on promissory notes	-	(1,000,000)
Payments on accrued interest	-	(199,345)
Proceeds from sale of assets	1,141,142	-
Prepayments, working interest owners	(311,281)	-
Net cash provided from financing activities	3,829,861	15,800,655

Net increase (decrease) in cash	(535,225)	168,106

Cash - beginning of period	1,668,847	569,298
Cash - end of period	$1,133,622	$737,404

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$199,345
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Addition to note payable to reimburse lease payments	$278,054	$-
Common stock issued in property acquisition	$450,000	$-
Common stock issued for working interest	$-	$15,838,072
Capitalized Interest	$1,438,571	$1,139,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

At June 30, 2024, the Company had not yet achieved profitable operations. The Company had a net loss of $1,821,763 for the six months ended June 30, 2024. The Company expects to incur further losses in the development of its business. The Company had a working capital deficit as of June 30, 2024, of $48,578,905. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Restatements – Certain prior year amounts have been restated in the accompanying Consolidated Financial Statements for the six months ended June 30, 2023. Reference Note 12 to the Financial Statements.

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

Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of June 30, 2024 and December 31, 2023, no valuation allowance was considered necessary.

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

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During the six months ended June 30, 2024, the Company capitalized $1,438,571 of interest on unevaluated properties. Capitalized interest for the year ended December 31, 2023, was $2,498,184.

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

Authoritative guidance for uncertainty in income taxes requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an examination. Management has reviewed the Company’s tax positions and determined there were no uncertain tax positions requiring recognition in the consolidated financial statements. Company tax returns remain subject to federal and state tax examinations. Generally, the applicable statutes of limitation are six to four years from their respective filings.

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the statements of operation. The Company has not recorded any interest or penalties associated with unrecognized tax benefits for the six months ended June 30, 2024, or for the six months ended March 31, 2023.

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

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The Company had no dilutive shares for the six months ended June 30, 2024, or for the six months year ended June 30, 2023.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations. The Company accrued no liability as of June 30, 2024 and December 31, 2023.

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

4.	OIL & NATURAL GAS PROPERTIES

The following table presents the capitalized costs for oil and natural gas properties of the Company:

	June 30, 2024	December 31, 2023
Evaluated costs subject to amortization	$-	$-
Unevaluated costs	109,586,181	107,910,429
Total capitalized costs	109,586,181	107,910,429
Less accumulated depreciation, depletion and amortization	-	-
Less accumulated impairment	(109,368,390)	(107,910,429)
Total oil and gas properties	$217,791	$-

Unevaluated costs as of June 30, 2024, and December 31, 2023, include cumulative costs of developing projects including the Orogrande and Hazel Projects in West Texas, costs related to the Oklahoma Properties, and unevaluated costs related to the Louisiana Wildcat projects. The $217,791 balance of oil and natural gas properties as of June 30, 2024, is entirely attributable to the Wildcat projects. Accumulated impairment adjustments relate solely to the Orogrande Project. In accordance with required accounting adjustments related to the Spin-Off, the carrying value of the oil and natural gas assets were adjusted to fair value as of December 15, 2022. Impairment adjustments disclosed above were partially recorded as of December 31, 2022, as of December 31, 2023, March 31, 2024, and as of June 30, 2024.

The Company periodically adjusts for the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of, or changes in market value, of unevaluated leases. The impact of reclassifications as they become necessary is to increase the basis for calculation of future period’s depletion, depreciation and amortization which effectively recognizes the impairment on the consolidated statement of operations over future periods. Reclassified costs also become evaluated costs for purposes of ceiling tests, and which may cause recognition of increased impairment expense in future periods. There were no remaining cumulative unevaluated costs for the Orogrande Project which had been impaired within the Company’s full cost pool totals as of June 30, 2024, or at December 31, 2023. The balance of oil and gas properties as of June 30, 2024 consists of accumulated costs associated with the Wildcat properties.

The Company had no proved reserve value associated with our properties as of June 30, 2024.

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

As of June 30, 2024, the Company had interests in four oil and natural gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, two wells in Central Oklahoma, and the Wildcat properties that hold mineral leases in Louisiana.

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

As of December 31, 2023, and at June 30, 2024, the drilling requirements had been met and leases covering approximately 134,000 acres remain in effect.

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

Schedule of Common Stock to be issued to Orogrande Owners

	Shares of Common Stock	Working Interest Contribution
Dingus Investments, Inc.	7,050,382	2.8334%
Pandora Energy, LP	6,220,779	2.5000%
Kennedy Minerals, Ltd	6,220,779	2.5000%
The de Compiegne Property Company No. 20, Ltd	6,220,779	2.5000%
Loma Hombre Energy, LLC	622,078	0.2500%
Sero Capital, LLC	725,840	0.2917%
TOTAL	27,060,637	10.8751%

The Orogrande Project ownership as of June 30, 2024, is detailed as follows:

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

Hunton Play, Central Oklahoma

As of June 30, 2024, the Company was producing from one well in the Viking Area of Mutual Interest and one well in Prairie Grove.

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

The company has recorded a Gain on the Sale of properties from the Wildcat acquisition of $618,504 as of June 30, 2024.

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

During the six months ended June 30, 2024, we recorded an account payable to MPC of $97,027 to recognize payments made previously by MPC to maintain the Bronco oil and natural gas leases. Since the transfer of the Bronco project has not occurred as of June 30, 2024, these costs are recorded as Prepayments - development costs.

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

The combined balance on the 2021 Note and the Loan Agreement as of June 30, 2024, was $21.22 million. As of June 30, 2024, the combined total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $3.91 million.

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

On December 31, 2023, the Company entered into an amendment to the 2022 Note in order to extend the 2022 Note Maturity Date to March 31, 2024. An additional Amendment in March, 2024 extended the maturity date to September 30, 2024.

As of June 30, 2024, the Company had $21.28 million in principal amount outstanding under the 2022 Note. As of June 30, 2024, the Company had $1.3 million in accrued but unpaid interest on the 2022 Note.

As of June 30, 2024, the total Related Party balances include the 2021 Note and Loan Agreement and the December 2022 Note, as detailed above, totaling $42.50 million, and additional borrowing and adjustment to the December 2022 Note during the six months ended March 31, 2024, as detailed below:

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

Imputed interest has been recorded on the -0-% note in the amount of $12,500 for the six months ended June 30, 2024.

During the six months ended June 30, 2024, we recorded an account payable to MPC to recognize payments made previously by MPC to maintain the Bronco oil and natural gas leases. Since the transfer of the Bronco project has not occurred as of June 30, 2024, these costs are recorded as Prepayments - development costs.

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

During June 2024, $306,554 was received as the initial settlement payment arising from the Cordax matter. Additional settlement funds in an amount to be determined will be forthcoming.

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

Environmental Matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of June 30, 2024, and December 31, 2023, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

7.	STOCKHOLDERS’ EQUITY

The Company has 500,000,000 authorized shares of common stock, par value of $0.0001 per share and 50,000,000 authorized shares of preferred stock, par value of $0.0001 per share. As of December 31, 2022, the Company had 165,472,241 outstanding shares of common stock that had been issued in the Spin Out transaction on December 14, 2022, and no shares of preferred stock outstanding.

On April 25, 2023, the Company issued 83,358,275 shares of common stock for the acquisition of additional working interest in the Orogrande Project.

As of December 31, 2023, the Company had 248,830,516 outstanding shares of common stock and no shares of preferred stock outstanding.

Six Months ended June 30, 2024

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

As of June 30, 2024, the Company had 251,930,516 outstanding shares of common stock and no shares of preferred stock outstanding.

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

Option expense for the six months ended June 30, 2024 and the year ended December 31, 2023, net of forfeitures, was $-0- and $4,781,279, respectively. No options were granted in the six months ended June 30, 2024.

A summary of stock options outstanding as of June 30, 2024, all of which expire in 2033, including the relevant exercise price is presented below:

Exercise	Expiration
Price	2033	Total

$1.2056	29,237,632	29,237,632
	29,237,632	29,237,632

Stock based compensation expense of $108,000 for the six months ended June 30, 2024, reflects compensation attributable to the six months then ended for consulting services under a Consulting Agreement effective February 29, 2024, prescribing compensation in the form of 500,000 shares of common stock valued at $90,000, and for consulting services under a Consulting Agreement effective April 2, 2024, prescribing compensation in the form of 100,000 shares of common stock valued at $18,000.

8.	INCOME TAXES

The Company recorded no income tax provision at June 30, 2024 and December 31, 2023 because of anticipated losses for the 2024 fiscal year and actual losses incurred in 2023.

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the six months ended June 30, 2024 because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the year ended December 31, 2023.

The Company had a Gross deferred tax asset related to federal net operating loss carryforwards of $71,123,129 and $67,582,243 at June 30, 2024 and December 31, 2023, respectively. The federal net operating loss carryforward will begin to expire in 2034. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

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

On December 31, 2023, the Company and Mr. McCabe as successor in interest to Meta entered into an amendment to the 2021 Note and an amendment to the Loan Agreement extending the 2021 Note Maturity Date and the Maturity Date. An additional Amendment effective June 30, 2024 extended the maturity dates to September 30, 2024.

Loan Agreement

Additionally, we have an aggregate principal balance of $6,589,362 outstanding under the Loan Agreement with Mr. McCabe as successor-in-interest to Meta, which bears interest at a fixed rate of 8% per annum if no event of default exists, and at a fixed rate of 12% per annum if an event of default exists.

On December 31, 2023, the Company and Mr. McCabe entered an amendment to the 2022 Note extending the 2022 Note Maturity Date. An additional Amendment effective June 30, 2024 extended the maturity date to September 30, 2024.

The combined balance on the 2021 Note ($15 million) and the Loan Agreement ($6.2 million) as of June 30, 2024, was $21.22 million. As of June 30, 2024, the total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $3.91 million.

December 2022 Note

In connection with the Merger, on December 22, 2022, the Company entered into an additional Note in the principal amount of up to $20 million in favor of Mr. McCabe. Mr. McCabe is the largest shareholder of the Company’s common stock and the chairman of the board of directors of the Company. As of June 30, 2024, the Company had a balance of $21.28 million and accrued and unpaid interest of $1.332 million due under the 2022 Note. An Amendment effective June 30, 2024 extended the maturity date to September 30, 2024.

As of June 30, 2024, the Company had $21.28 million in principal amount outstanding under the 2022 Note. As of June 30, 2024, the Company had $1.3 million in accrued but unpaid interest on the 2022 Note.

As of June 30, 2024, Notes Payable – related party includes balances of the 2021 Note and Loan Agreement and the December 2022 Note, as detailed above, totaling $42.50 million, and additional borrowing and adjustment to the December 2022 note during the six months ended June 30, 2024, as detailed below:

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

Imputed interest has been recorded on the -0-% note in the amount of $12,500 for the six months ended June 30, 2024.

CAPCO Note February 2024

On February 29, 2024, CAPCO Holding, Inc., a Texas corporation (“Capco”), loaned us $2,000,000 under a 12% Secured Promissory Note (the “Capco Note”), which provides, among other things, that the loan will be due in one year, with us having the option to extend the loan by one additional year. The loan will bear interest at the rate of 12% per annum and will be payable in one balloon payment of principal and interest on the maturity date. If we elect to extend the loan for one year, we must pay all accrued interest for that first year, and thereafter, the loan will bear interest at a rate that is mutually agreeable to us and Capco, which rate will not exceed 18% per annum, and will be payable in one balloon payment of principal and interest on the extended maturity date. As part of the transaction, Gregory McCabe, our Chairman and Chief Executive Officer, entered into a Stock Pledge and Security Agreement with Capco under which he pledged 250,000 of his shares of common stock of the Company to secure our obligations under the Capco Note. Further, Mr. McCabe entered into a Subordination Agreement (the “Subordination Agreement”) with Capco and us under which Mr. McCabe agreed to subordinate all of the Company’s indebtedness and obligations owed to Mr. McCabe to the Capco Note, under the terms and conditions of the Subordination Agreement. Accrued and unpaid interest as of June 30, 2024 was $80,502.

10.	ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligations liability through June 30, 2024:

Asset retirement obligations – December 31, 2023	$248,651
Accretion expense	5,903
Estimated liabilities recorded	-
Asset retirement obligations –March 31, 2024	$254,554

Accretion expense	5,285
Estimated liabilities recorded	-
Settlement of ARO obligation	(26,670)
Asset retirement obligations – June 30, 2024	$233,169

11.	SUBSEQUENT EVENTS

None

12.	EXPLANATION OF THE RESTATEMENT

This Form 10-Q amends and restates the 2023 Original Filing to present restated consolidated financial statements for the six months ended June 30, 2023 and related disclosures arising from an impairment analysis of the Orogrande properties during the 2023 audit and the related reaudit of the Company’s fiscal year 2022 consolidated financial statements.

Items Amended in this Filing – Refer to detail descriptions of adjustments below after each Statement.

NEXT BRIDGE HYDROCARBONS INC

CONSOLIDATED BALANCE SHEETS

Unaudited

	As Originally		As
	Reported		Restated
	June 30, 2023	Adjustment	June 30, 2023
ASSETS
Current assets:
Cash	$737,404	$-	$737,404
Prepayments - development costs	4,034	-	4,034
Prepaid expenses	32,614	-	32,614
Total current assets	774,052	-	774,052

Oil and natural gas properties, net	118,255,432	(118,255,432)	-

Other assets	80,179	-	80,179

TOTAL ASSETS	$119,109,663	$(118,255,432)	$854,231

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,271,140	$-	$1,271,140
Note Payable - META	21,589,362	-	21,589,362
Note Payable - Related Party	19,000,000	-	19,000,000
Accrued interest payable	2,511,173	-	2,511,173

Total current liabilities	44,371,675	-	44,371,675

Asset retirement obligations	258,802	-	258,802

Total liabilities	44,630,477	-	44,630,477

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, par value $0.001, 500,000,000 shares authorized; -0- issued and outstanding June 30, 2023 and December 31, 2022	-	-	-
Common stock, par value $0.001; 500,000,000 shares authorized; 248,830,516 issued and outstanding at June 30, 2023;	99,905	(75,022)	24,883

Additional paid-in capital	80,133,023	(11,731,847)	68,401,176
Accumulated deficit	(5,753,742)	(106,448,563)	(112,202,305)
Total stockholders’ equity	74,479,186	(118,255,432)	(43,776,246)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$119,109,663	$(118,255,432)	$854,231

June 30, 2023, Balance Sheet restatement reflects the Impairment adjustment to the carrying value of the Company’s Orogrande Oil and Natural Gas properties as discussed above. An additional restatement to Additional Paid in Capital was made to adjust Stock Compensation Expense for the Six Months ended June 30, 2023 and to recognize an adjustment to the value per share of common stock issued in exchange for working interest.

NEXT BRIDGE HYDROCARBONS INC

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	As Originally		As
	Reported		Restated
	Six Months		Six Months
	Ended		Ended
	June 30, 2023	Adjustment	June 30, 2023

Oil and natural gas sales	$15,765	$-	$15,765

Operating expenses:
Lease operating expenses	26,510	-	26,510
Production taxes	1,135	-	1,135
General and administrative	4,831,325	687,833	5,519,158
Impairment expense	-	25,008,677	25,008,677
Total operating expenses	4,858,970	25,696,510	30,555,480

Other income
Interest expense	-	-	-
Interest income	1	-	1
Total other income	1	-	1

Loss before income taxes	4,843,204	25,696,510	30,539,714

Provision for income taxes	-	-	-

Net loss	$4,843,204	$25,696,510	$30,539,714

Loss per common share:
Basic and Diluted	$0.02		$0.16
Weighted average number of common shares outstanding:
Basic and Diluted	195,407,533		195,407,533

Adjustment to the Statement of Operations reflects the impairment adjustment related to the Orogrande properties for the Six Months ended June 30, 2023, described above, includes an adjustment of $696,873 to increase Stock Compensation Expense for the Six Months ended June 30, 2023, and a decrease of $9,040 in general and administrative expense arising from the reversal of an adjustment of accounts payable cut off at December 31, 2022.

NEXT BRIDGE HYDROCARBONS INC

CONSOLIDATED STATEMENTS OF CASH

Unaudited

	As Originally		As
	Reported		Restated
	Six Months		Six Months
	Ended		Ended
	June 30, 2023	Adjustment	June 30, 2023
Cash Flows From Operating Activities
Net loss	$(4,843,204)	$(25,696,510)	$(30,539,714)
Adjustments to reconcile net loss to net cash from operations:
Accretion expense	11,936	-	11,936
Interest paid in kind	-	-	-
Expense related to stock options issued	528,927	696,873	1,225,800
Impairment expense	-	25,008,677	25,008,677
Change in:
Accounts receivable	-	-	-
Accounts receivable, related party	-	-	-
Prepayments - development costs	150,000	-	150,000
Prepaid expenses	25,652	-	25,652
Accounts payable and accrued expenses	(2,604,872)	(1,056,126)	(3,660,998)
Net cash from operating activities	(6,731,561)	(1,047,086)	(7,778,647)

Cash Flows From Investing Activities
Investment in oil and natural gas properties	(8,900,988)	1,047,086	(7,853,902)
Net cash from investing activities	(8,900,988)	1,047,086	(7,853,902)

Cash Flows From Financing Activities
Proceeds from notes payable, related party	17,000,000	-	17,000,000
Payments on promissory notes	(1,000,000)	-	(1,000,000)
Payments on accrued interest	(199,345)	-	(199,345)
Contributions from parent	-	-	-
Net cash from financing activities	15,800,655	-	15,800,655

Net increase (decrease) in cash	168,106	-	168,106

Cash - beginning of period	569,298	-	569,298
Cash - end of period	$737,404	$-	$737,404

Supplemental disclosure of cash flow information:
Cash paid for interest	$199,345	$-	$199,345

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for working interest	$28,341,814	$(12,503,742)	$15,838,072
Capitalized Interest	$1,139,183	$-	$1,139,183

Adjustments to the Cash Flow for the Six Months ended June 30, 2023 reflect the impairment adjustment related to the Orogrande properties described above, an increase in accounts payable of $9,040 for general and administrative expense, adjustment of accounts payable cut off for development costs of $1,047,086 at December 31, 2022, and an increase in Stock Compensation Expense for the Six Months ended March 31, 2023.

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

The Orogrande Project is subject to the University Lands D&D Unit Agreement (the “DDU Agreement”) which allows for all 192 existing leases covering approximately 134,000 gross acres leased from University Lands to be combined into one drilling and development unit for development purposes. The term of the DDU Agreement expires on December 31, 2024, and the time to drill on the drilling and development unit continues through December 31, 2024. The DDU Agreement also grants the right to extend the DDU Agreement through December 31, 2028 if we are in compliance with the DDU Agreement and the extension fee associated with the additional time is paid. We expect to exercise the option to extend prior to the expiration of the DDU Agreement. As of June 30, 2024, leases covering approximately 134,000 acres remain in effect. Our drilling obligations under the DDU Agreement include five wells for 2024.

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

Results of Operations

Results for the three and six-month periods ending June 30, 2024 and 2023

Revenue and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Product Sales BOE	14	43	42	499

Total Revenue	$1,639	$4,841	$5,206	$15,765
Cost of revenue	$(75,476)	$(11,043)	$(112,547)	$(27,645)
Gross Profit (Loss)	$(73,837)	$(6,202)	$(107,341)	$(11,880)

Gross profit percentage	(4502.20%)	(128.11%)	(2061.87%)	(75.36%)

Production Revenues and Cost of Revenue

For the six months ended June 30, 2024, we had production revenue of $5,206 compared to $15,765 of production revenue for the prior year period. The change in revenue was primarily due to revenue from production sold from the Oklahoma wells. Our cost of revenue, consisting of lease operating expenses and production taxes, was $112,547 and $27,645 for the six months ended June 30, 2024, and 2023, respectively. Our cost of revenue for the six months ended June 30, 2024 includes $107,682 in plug and abandon cost related to wells in the Hazel Project.

For the three months ended June 30, 2024, we had production revenue of $1,640 compared to $4,841 of production revenue for the prior year period. The change in revenue was primarily due to revenue from production sold from the Oklahoma wells. Our cost of revenue, consisting of lease operating expenses and production taxes, was $75,476 and $11,043 for the six months ended June 30, 2024, and 2023, respectively. Our cost of revenue for the three months ended June 30, 2024 includes $73,161 in plug and abandon cost related to wells in the Hazel Project.

Refer to the table of production and revenue included below for changes in revenue:

		Oil	Gas
		Production	Production	Oil	Gas	Total
Property	Quarter	{BBLS}	{MCF}	Revenue	Revenue	Revenue
Oklahoma	Q1 - 2023	107	748	$8141	$2,783	$10,924
Hazel (TX)	Q1 - 2023	0	0	-	-	-
Total Q1-2023		107	748	$8,141	$2,783	$10,924

Oklahoma	Q2 - 2023	43	867	3,195	1,646	4,841
Hazel (TX)	Q2 - 2023	0	0	-	-	-
Total Q2-2023		43	867	$3,195	$1,646	$4,841

Oklahoma	Q3 - 2023	79	1183	6,184	1,547	7,731
Hazel (TX)	Q3 - 2023	0	0	-	-	-
Total Q3-2023		79	1183	$6,184	$1,547	$7,731

Oklahoma	Q4 - 2023	15	760	1,146	1,389	2,535
Hazel (TX)	Q4 - 2023	0	0	-	-	-
Total Q4-2023		15	760	$1,146	$1,389	$2,535

Total 2023		244	3558	$18,666	$7,365	$26,031

Average Commodity Price				$76.50	$2.07

Oklahoma	Q1 - 2024	28	809	2,002	1,565	3,567
Hazel (TX)	Q1 - 2024	0	0	-	-	-
Total Q1-2024		28	809	$2,002	$1,565	$3,567

Oklahoma	Q2 - 2024	14	639	945	694	1,639
Hazel (TX)	Q2 - 2024	0	0	-	-	-
Total Q2-2024		14	639	$945	$694	$1,639

Total 2024 to date		42	1448	$2947	$2259	$5206

Average Commodity Price				$70.17	$1.56

Expenses for the six months ended June 30, 2024 and 2023

We did not record any depreciation, depletion and amortization expense for either of the six months ended June 30, 2024 or 2023.

General and Administrative Expenses

	Three Months		Six Months
	Ended March 31		Ended June 30
	2024	2023	2024	2023

General & Administrative	$432,879	$3,046,419	$1,191,519	$5,519,158
Total general and administrative expenses	$432,879	$3,046,419	$1,191,519	$5,519,158

General and Administrative Expenses

Our general and administrative expense for the six month period ended June 30, 2024, was $1,191,519 compared with $5,519,158 for the same period from the prior year. Our general and administrative expenses consisted of employee compensation expense, accounting and administrative costs, legal and other professional consulting fees, and other general corporate expenses. The change in general and administrative expenses in 2024, compared to 2023, is primarily due to decreased employee compensation and a decrease in consulting fees, filing fees, legal fees, and expense recorded relative to the issuance of employee stock options.

Our general and administrative expense for the three month period ended June 30, 2024, was $432,879 compared with $3,046,419 for the same period from the prior year. Our general and administrative expenses consisted of employee compensation expense, accounting and administrative costs, legal and other professional consulting fees, and other general corporate expenses. The change in general and administrative expenses in 2024, compared to 2023, is primarily due to decreased employee compensation and a decrease in consulting fees, filing fees, legal fees, and expense recorded relative to the issuance of employee stock options.

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

The combined balance on the 2021 Note and the Loan Agreement as of June 30, 2024, was $21.22 million. As of June 30, 2024, the combined total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $3.91 million.

December 2022 Note

On December 22, 2022 we issued an unsecured promissory note in the principal amount of up to $20 million in favor of Mr. McCabe (the “2022 Note”), which bears interest at 5% per annum, computed on the basis of a 365-day year. As of June 30, 2024, the Company had a balance of $21.28 million and accrued and unpaid interest of $1,068,096 due under the 2022 Note. An Amendment effective June 30, 2024, extended the maturity date to September 30, 2024.

As of June 30, 2024, the Company had $21.28 million in principal amount outstanding under the 2022 Note. As of June 30, 2024, the Company had $1.3 million in accrued but unpaid interest on the 2022 Note.

As of June 30, 2024, Notes Payable – related party includes balances of the 2021 Note and Loan Agreement and the December 2022 Note, as detailed above, totaling $42.50 million, and additional borrowing and adjustment to the December 2022 note during the six months ended June 30, 2024, as detailed below:

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

Imputed interest has been recorded on the -0-% note in the amount of $12,500 for the six months ended June 30, 2024.

CAPCO Note February 2024

On February 29, 2024, CAPCO Holding, Inc., a Texas corporation (“Capco”), loaned us $2,000,000 under a 12% Secured Promissory Note (the “Capco Note”), which provides, among other things, that the loan will be due in one year, with us having the option to extend the loan by one additional year. The loan will bear interest at the rate of 12% per annum and will be payable in one balloon payment of principal and interest on the maturity date. If we elect to extend the loan for one year, we must pay all accrued interest for that first year, and thereafter, the loan will bear interest at a rate that is mutually agreeable to us and Capco, which rate will not exceed 18% per annum, and will be payable in one balloon payment of principal and interest on the extended maturity date. As part of the transaction, Gregory McCabe, our Chairman and Chief Executive Officer, entered into a Stock Pledge and Security Agreement with Capco under which he pledged 250,000 of his shares of common stock of the Company to secure our obligations under the Capco Note. Further, Mr. McCabe entered into a Subordination Agreement (the “Subordination Agreement”) with Capco and us under which Mr. McCabe agreed to subordinate all of the Company’s indebtedness and obligations owed to Mr. McCabe to the Capco Note, under the terms and conditions of the Subordination Agreement. Accrued and unpaid interest as of June 30, 2024 was $80,502.

As of June 30, 2024, we had $1,133,622 of liquidity, comprised of cash and cash equivalents on hand. Our short and long-term capital requirements consist primarily of funding our development and drilling activities, payment of contractual obligations and debt service.

At June 30, 2024, we had working capital deficit of $48,578,905 and total assets of $1,947,299. Stockholders’ deficit was $48,489,104. The negative working capital is principally due to notes payable which will be payable within one year.

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

We do not expect to pay cash dividends on our common stock in the foreseeable future.

The following table summarizes sources and uses of cash and cash equivalents:

	Six Months Ended June 30,
	2024	Restated 2023

Net (loss)	(1,821,763)	(30,539,714)

Net cash (used in) operating activities	(4,333,317)	(7,778,647)

Net cash (used) in investing activities	(31,769)	(7,853,902)

Net cash provided by financing activities	3,829,861	15,800,655

Net increase (decrease) in cash	$(535,225)	$168,106

Cash—beginning of period	$1,668,847	$569,298
Cash—end of period	$1,133,622	$737,404

Cash Flow Used in Operating Activities

Cash flow used in operating activities for the six months ended June 30, 2024 was $4,333,317 compared to $7,778,647 for the six months ended June 30, 2023. Cash flows used in operating activities for the six months ended June 30, 2024 can be primarily attributed to the net loss from operations, impairment loss, and a decrease in accounts payable. Cash flows used in operating activities for the six months ended June 30, 2023, can be primarily attributed to the net loss from operations, the adjustment for impairment loss and a decrease in accounts payable. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash Flow Used in Investing Activities

Cash flow used in investing activities for the six months ended June 30, 2024 was $31,769 compared to $,7,853,902 for the six months ended June 30, 2023. Cash flow used in investing activities principally consists of investment in oil and natural gas properties in Texas.

Cash Flows from Financing Activities

Cash flows from financing activities for the six months ended June 30, 2024 was $3,829,861 compared to $15,800,655 for the six months ended June 30, 2023. Cash flows from financing activities consists of proceeds from additional borrowings from a related party, which had a principal balance of $42,499,082 outstanding as of June 30, 2024. For the six months ended June 30, 2024, we incurred aggregate interest on the 2022 Note, the 2021 Note and under the Loan Agreement of $1,357,953.

Capital Expenditures

Our capital expenditures are summarized in the following table:

	Six Months Ended June 30,
	2024	Restated 2023
Acquisitions:
Proved property	$-	$-
Unproved property working interest	450,000	-
Exploration and development:
Developmental leasehold costs	-	-
Exploratory drilling and completion costs	-	-
Development drilling and completion costs	31,769	8,900,988
Other development costs	-	-
Capitalized interest	1,438,571	1,139,183
Asset retirement obligations	-	-
Total exploration and development	1,920,340	10,040,171

Other property	-	-
Total capital expenditures	$1,920,340	$10,040,171
Change in accrued capital expenditures and other	3,382,287	3,660,998
Prepaid drilling costs	-	(150,000)
Capitalized interest	(1,438,571)	(1,139,183)
Common stock issued in mineral lease acquisition	(450,000)	-
Asset retirement obligations	-	-
Total cash capital expenditures	$3,414,056	$12,411,986

Critical Accounting Estimates

See Note 3—Significant Accounting Policies to the unaudited consolidated financial statements included elsewhere in this report for a description of the material changes to the Company’s critical accounting policies and estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On April 2, 2024, we entered into a Consulting Agreement with an individual, under which the consultant has agreed to provide advisory and analysis services to us for a term of one year, under the terms and conditions of the Consulting Agreement.  As consideration, we issued him 100,000 shares of common stock on that date. The securities were issued under the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder. The issuance of securities did not involve a “public offering” based upon the following factors: (i) the issuance of securities was an isolated private transaction; (ii) a limited number of securities were issued to a single purchaser; (iii) there were no public solicitations; (iv) the investment intent of the purchaser; and (v) the restriction on transferability of the securities issued.

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

NEXT BRIDGE HYDROCARBONS, INC.

Date: August 14, 2024	/s/ Gregory McCabe
Gregory McCabe, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2024	/s/ Roger Wurtele
Roger Wurtele, Chief Financial Officer
(Principal Financial and Accounting Officer)