Form 10-Q
period 2024-09-30
Next Bridge Hydrocarbons, Inc.
filed 2024-11-13
CIK 1936756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.0001, as of November 12, 2024 was 251,930,516.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q (this “Form 10-Q”) of Next Bridge Hydrocarbons, Inc. (the “Company,” “we,” “our,” or “us”) for the nine months ended September 30, 2024, includes consolidated comparative financial statements and disclosures for the nine months ended September 30, 2023 which have been restated from the Form 10-Q, previously filed on November 14, 2023, for the nine months ended September 30, 2023 with the Securities and Exchange Commission (the “SEC”) (the “Original Filing”).

Reference Note 12 in the accompanying Notes to Financial Statements for detailed disclosure of items amended by the restatement.

Items Amended in this Filing

This Form 10-Q amends and restates the consolidated financial statements and related disclosures from the Original Filing principally as it relates to an impairment analysis with respect to the Orogrande properties that was performed during the 2023 audit and the related reaudit of the Company’s fiscal year 2022 consolidated financial statements. The Orogrande impairment adjustment made at December 31, 2022 arose from circumstances that continue to apply at September 30, 2024.

For the year ended December 31, 2023, the Company determined that it was in the best interest of the Company and its stockholders to engage a new independent public accounting firm, M&K CPAS, PLLC (the “Accounting Firm”). Due to the change in auditor, the Company also determined that it was in the best interest of the Company to prepare restated financial statements for the fiscal year ended December 31, 2022. The Accounting Firm, acting solely in its capacity as the Company’s independent registered accounting firm, issued its report on the restated financial statements for the 2022 fiscal year based on its audit and audited the financial statements for the fiscal year ended December 31, 2023. The Accounting Firm reviewed materials provided by the Company that would customarily be considered in connection with a complete audit in compliance with the auditing standards of the Public Company Accounting Oversight Board, including historical data and information available at the time of the restatement audit with respect to the lack of revenue earned from the oil and natural gas property subject to the Orogrande Project mineral lease, and the uncertainty with respect to the renewal of the lease term. As a result, the Company and its management determined that, based on the applicable GAAP standards for extractive activities, there was a triggering event with respect to the uncertainty of the mineral lease renewal and, since the mineral lease and the oil and natural gas properties subject thereto have always been identified as “unevaluated property” since the 2022 fiscal year and for all subsequent periods, the Company reasonably determined that such assets should have been fully impaired for the 2022 fiscal year and all subsequent periods.

Management applied accounting procedures to examine the need for an impairment adjustment to the carrying value of its unevaluated oil and natural gas properties. A triggering event related to the potential expiration of the underlying mineral lease related to the Company’s Orogrande Project on December 31, 2024 was noted. Although negotiation discussions with the lessor are in progress, there was no assurance that the mineral lease would, in fact, be renewed before December 31, 2024. The conclusion reached was to impair 100% of the carrying value of the Company’s oil and natural gas assets as of December 31, 2023. The Company’s management determined that full impairment is in line with the standard practices within the oil and gas exploration industry for periods in which the term of the lease is uncertain and subject to renewal.

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

NEXT BRIDGE HYDROCARBONS, INC.

QUARTERLY REPORT

For the Quarter Ended September 30, 2024

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

Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason. They can be affected by a number of factors, including, among others:

●	the risks described in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2023, filed on July 17, 2024;

●	the volatility of prices and supply of, and demand for, oil and natural gas;

●	the timing and success of our drilling activities;

●	the numerous uncertainties inherent in estimating quantities of oil and natural gas reserves and actual future production rates and associated costs;

●	our ability to successfully identify, execute or effectively integrate future acquisitions;

●	the usual hazards associated with the oil and natural gas industry, including fires, well blowouts, pipe failure, spills, explosions and other unforeseen hazards;

●	our ability to effectively market our oil and natural gas;

●	the availability of rigs, equipment, supplies and personnel;

●	our ability to discover or acquire additional reserves;

●	our ability to satisfy future capital requirements;

●	changes in regulatory requirements;

●	general economic conditions, status of the financial markets and competitive conditions;

●	our ability to retain key members of our senior management and key employees; and

●	our ability to renew oil and gas leases before they expire.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited September 30	December 31
	2024	2023
ASSETS
Current assets:
Cash	$147,054	$1,668,847
Accounts receivable	178,513	207,470
Production receivable	-	1,412
Prepayments - development costs	325,744	131,340
Prepaid expenses	119,982	76,741
Total current assets	771,293	2,085,810

Oil and natural gas properties, net of impairment	325,710	-

Other assets	105,179	105,179

TOTAL ASSETS	$1,202,182	$2,190,989

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$115,379	$3,777,693
Accounts payable - related party	97,027	-
Prepayments, working interest owners	-	311,281
Note payable - related party	42,500,832	41,221,028
Note payable	2,000,000	-
Accrued interest payable - related party	5,228,244	3,870,175
Accrued interest payable	824,470	-
Total current liabilities	50,765,952	49,180,177

Asset retirement obligations	238,454	248,651

Total liabilities	51,004,406	49,428,828

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, par value $0.0001, 50,000,000 shares authorized; -0- issued and outstanding at September 30, 2024 and December 31, 2023	-	-
Common stock, par value $0.0001; 500,000,000 shares authorized; 251,930,516 issued and outstanding at September 30, 2024, 248,830,516 outstanding at December 31, 2023;	25,193	24,883

Additional paid-in capital	72,539,346	71,956,656
Accumulated deficit	(122,366,763)	(119,219,378)
Total stockholders’ deficit	(49,802,224)	(47,237,839)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,202,182	$2,190,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		Restated		Restated
	Three Months	Three Months	Nine	Nine
	Ended	Ended	Months Ended	Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Oil and natural gas sales	$2,055	$7,731	$7,261	$23,496

Operating expenses:
Lease operating expenses	31,810	10,302	143,982	36,812
Production taxes	148	557	523	1,692
General and administrative	478,856	3,509,378	1,670,375	9,028,536
Impairment loss	880,362	1,282,738	2,338,323	26,291,415
Total operating expenses	1,391,176	4,802,975	4,153,203	35,358,455

Other income (expense)
Gain on sale of properties	-	-	618,504	-
Proceeds from legal settlement	63,500	-	370,053	-
Administration income	-	-	10,000	-
Interest income	-		-	1
Total other income	63,500	-	998,557	1

Loss before income taxes	(1,325,621)	(4,795,244)	(3,147,385)	(35,334,958)

Provision for income taxes	-	-	-	-

Net loss	$(1,325,621)	$(4,795,244)	$(3,147,385)	$(35,334,958)

Loss per common share:
Basic and Diluted	$(0.01)	$(0.02)	$(0.01)	$(0.17)
Weighted average number of common shares outstanding:
Basic and Diluted	251,930,516	248,830,516	250,984,166	213,410,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common	Common	Additional
	stock	stock	paid-in	Accumulated
	shares	amount	capital	deficit	Total
January 1, 2023	165,472,241	$16,547	$51,345,640	$(81,662,591)	$(30,300,404)

Issuance of stock options	-	$-	$245,160	$-	$245,160
Net loss, restated	-	$-	$-	$(10,362,073)	$(10,362,073)

Balance, March 31, 2023	165,472,241	$16,547	$51,590,800	$(92,024,664)	$(40,417,317)

Issuance of common stock for working interest	83,358,275	8,336	28,258,456	-	28,266,792
Adjustment to per share value	0	-	(12,428,719)	-	(12,428,719)

Issuance of stock options	0	-	980,639	-	980,639
Net loss, restated	0	-	-	(20,177,641)	(20,177,641)

Balance, June 30, 2023	248,830,516	$24,883	$68,401,176	$(112,202,305)	$(43,776,246)

Issuance of stock options	-	-	1,800,596	-	1,800,596
Net loss, restated	-	-	-	(4,795,244)	(4,795,244)

Balance, September 30, 2023	248,830,516	$24,883	70,201,772	$(116,997,549)	$(46,770,894)

January 1, 2024	248,830,516	$24,883	$71,956,656	$(119,219,378)	$(47,237,839)

Issuance of common stock -
- Wildcat acquisition	2,500,000	250	449,750	-	450,000
- Consulting agreement	500,000	50	89,950	-	90,000

Net loss	-	-	-	(876,813)	(876,813)

Balance, March 31, 2024	251,830,516	$25,183	$72,496,356	$(120,096,191)	$(47,574,652)

Issuance of common stock for consulting agreement	100,000	10	17,990	-	18,000
Imputed interest on note payable	0	-	12,500	-	12,500

Net loss	0	-	-	(944,951)	(944,951)

Balance, June 30, 2024	251,930,516	$25,193	$72,526,846	$(121,041,142)	$(48,489,103)

Imputed interest on note payable	0	-	12,500	-	12,500

Net loss	0	-	-	(1,325,621)	(1,325,621)

Balance, September 30, 2024	251,930,516	$25,193	$72,539,346	$(122,366,763)	$(49,802,224)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		Restated
	Nine	Nine
	Months Ended	Months Ended
	September 30, 2024	September 30, 2023
Cash Flows Used in Operating Activities
Net loss	$(3,147,385)	$(35,334,958)
Adjustments to reconcile net loss to net cash from operations:
Gain on sale of property interests	(618,504)	-
Accretion expense	16,473	17,961
Expense related to stock based compensation	108,000	3,026,396
Imputed interest on note payable	25,000	-
Impairment loss	2,338,323	26,291,415
Change in:
Accounts receivable	30,369	(4,271)
Prepayments - development costs	(194,404)	43,520
Prepaid expenses	(43,241)	(8,608)
Other assets	-	(25,000)
ARO applied to plug and abandon expense	(26,670)	-
Accounts payable and accrued expenses	(3,565,287)	(3,646,497)
Net cash used in operating activities	(5,077,326)	(9,640,042)

Cash Flows provided by (used in) investing activities
Proceeds from sale of assets	1,141,142	-
Investment in oil and natural gas properties	(276,078)	(8,456,806)
Net cash provided by (used in) investing activities	865,064	(8,456,806)

Cash Flows From Financing Activities
Proceeds from notes payable, related party	1,001,750	18,000,000
Proceeds form promissory note	2,000,000	-
Payments on promissory notes	-	(1,000,000)
Payments on accrued interest	-	(199,345)
Prepayments, working interest owners	(311,281)	5,611,892
Net cash from financing activities	2,690,469	22,412,547

Net increase(decrease) in cash	(1,521,793)	4,315,699

Cash - beginning of period	1,668,847	569,298
Cash - end of period	$147,054	$4,884,997

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$199,345
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in property acquisition	$450,000	$-
Addition to note payable for lease payments	$278,054	$-
Common stock issued for working interest	$-	$15,838,072
Capitalized Interest	$2,182,539	$1,819,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

The Company is an energy company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties in the United States. The Company’s primary focus has been the development of interests in an oil and natural gas project the Company holds in the Orogrande Basin in West Texas in Hudspeth County, Texas (the “Orogrande Project”). In addition, the Company has minor interests in the Eastern edge of the Midland Basin in Texas (the “Hazel Project”), two minor well interests in the Hunton wells located in Oklahoma (the “Oklahoma Properties”) and undeveloped mineral lease interests in Louisiana (the “Wildcat Project”). The Company currently has no full-time employees, and the Company employs consultants for various roles as needed.

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

At September 30, 2024, the Company had not yet achieved profitable operations. The Company had a net loss of $3,147,385 for the nine months ended September 30, 2024. The Company expects to incur further losses in the development of its business. The Company had a working capital deficit as of September 30, 2024, of $49,994,659. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of presentation—The financial statements are presented on a consolidated basis and include the accounts of Next Bridge Hydrocarbons, Inc. and its wholly owned subsidiaries, Torchlight Energy, Inc., a Nevada corporation (“TEI”), Hudspeth Oil Corporation, a Texas corporation (“Hudspeth”), Torchlight Hazel, LLC, a Texas limited liability company (“Torchlight Hazel”), Wolfbone Investments, LLC, a Texas limited liability company (“Wolfbone”), Hudspeth Operating, LLC, a Texas limited liability company and wholly owned subsidiary of Hudspeth (“Hudspeth Operating”), Wildcat Panther, LLC, a Texas limited liability company (“Panther”), Wildcat Valentine, LLC, a Texas limited liability company (“Valentine”), Wildcat Cowboy, LLC, a Texas limited liability company (“Cowboy”), Wildcat Packer, LLC, a Texas limited liability company (“Packer”). All significant intercompany balances and transactions have been eliminated. As noted above, the Company was involved in the Spin-Off on December 14, 2022.

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

Restatements – Certain prior year amounts have been restated in the accompanying Consolidated Financial Statements for the nine months ended September 30, 2023. Reference Note 12 to the Financial Statements.

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

Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of September 30, 2024 and December 31, 2023, no valuation allowance was considered necessary.

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

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During the nine months ended September 30, 2024, the Company capitalized $2,182,539 of interest on unevaluated properties. Capitalized interest for the year ended December 31, 2023, was $2,498,184.

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

Authoritative guidance for uncertainty in income taxes requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an examination. Management has reviewed the Company’s tax positions and determined there were no uncertain tax positions requiring recognition in the consolidated financial statements. Company tax returns remain subject to federal and state tax examinations. Generally, the applicable statutes of limitation are nine to four years from their respective filings.

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the statements of operation. The Company has not recorded any interest or penalties associated with unrecognized tax benefits for the nine months ended September 30, 2024, or for the nine months ended September 30, 2023.

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

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The Company had no dilutive shares for the nine months ended September 30, 2024, or for the nine months ended September 30, 2023.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations. The Company accrued no liability as of September 30, 2024 and December 31, 2023.

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

4.	OIL & NATURAL GAS PROPERTIES

The following table presents the capitalized costs for oil and natural gas properties of the Company:

	September 30, 2024	December 31, 2023
Evaluated costs subject to amortization	$-	$-
Unevaluated costs	110,574,462	107,910,429
Total capitalized costs	110,574,462	107,910,429
Less accumulated depreciation, depletion and amortization	-	-
Less accumulated impairment	(110,248,752)	(107,910,429)

Total oil and gas properties	$325,710	$-

Unevaluated costs as of September 30, 2024, and December 31, 2023, include cumulative costs of developing projects including the Orogrande and Hazel Projects in West Texas, costs related to the Oklahoma Properties, and unevaluated costs related to the Louisiana Wildcat projects. The $325,710 balance of oil and natural gas properties as of September 30, 2024, is entirely attributable to the Wildcat projects. Accumulated impairment adjustments relate solely to the Orogrande Project. In accordance with required accounting adjustments related to the Spin-Off, the carrying value of the oil and natural gas assets were adjusted to fair value as of December 15, 2022. Impairment adjustments disclosed above were partially recorded as of December 31, 2022, as of December 31, 2023, March 31, 2024, June 30, 2024 and as of September 30, 2024.

The Company periodically adjusts for the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of, or changes in market value, of unevaluated leases. The impact of reclassifications as they become necessary is to increase the basis for calculation of future period’s depletion, depreciation and amortization which effectively recognizes the impairment on the consolidated statement of operations over future periods. Reclassified costs also become evaluated costs for purposes of ceiling tests, and which may cause recognition of increased impairment expense in future periods. There were no remaining cumulative unevaluated costs for the Orogrande Project which had been impaired within the Company’s full cost pool totals as of September 30, 2024, or at December 31, 2023. The balance of oil and gas properties as of September 30, 2024 consists of accumulated costs associated with the Wildcat properties.

The Company had no proved reserve value associated with our properties as of September 30, 2024.

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

As of September 30, 2024, the Company had interests in four oil and natural gas projects: the Orogrande Project in Hudspeth County, Texas, the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, two wells in Central Oklahoma, and the Wildcat properties that hold mineral leases in Louisiana.

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

Effective March 27, 2017, the Orogrande acreage became subject to a Development Unit Agreement 2837 with University Lands (“DU Agreement”), which allows for all 192 existing leases covering approximately 134,000 gross acres leased from University Lands to be combined into one drilling and development unit for development purposes. The term of the DU Agreement expires on December 31, 2024, and the time to drill on the drilling and development unit continues through December 31, 2024. The DU Agreement also grants the right to extend the DU Agreement through December 31, 2028 if compliance with the DU Agreement is met and the extension fee associated with the additional time is paid. The Company expects to exercise its option to extend the term under the DU Agreement prior to its expiration. Reference Note 11 – Subsequent Events.

Drilling obligations under the DU Agreement include five wells per year in years 2021, 2022, 2023, and 2024. The drilling obligations are minimum yearly requirements and may be exceeded if acceleration is desired.

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

As of December 31, 2023, and at September 30, 2024, the drilling requirements had been met and leases covering approximately 134,000 acres remain in effect.  Reference Note 11 – Subsequent Events.

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

Schedule of Common Stock to be issued to Orogrande Owners

	Shares of Common Stock	Working Interest Contribution
Dingus Investments, Inc.	7,050,382	2.8334%
Pandora Energy, LP	6,220,779	2.5000%
Kennedy Minerals, Ltd	6,220,779	2.5000%
The de Compiegne Property Company No. 20, Ltd	6,220,779	2.5000%
Loma Hombre Energy, LLC	622,078	0.2500%
Sero Capital, LLC	725,840	0.2917%
TOTAL	27,060,637	10.8751%

The Orogrande Project ownership as of September 30, 2024, is detailed as follows:

	Revenue	Working
	Interest	Interest
University Lands – Mineral Owner	20.000%

ORRI – Magdalena Royalties, LLC, an entity controlled by Gregory McCabe, Chairman of the Board	4.500%

ORRI – Unrelated Party	0.500%

Hudspeth Oil Corporation, a subsidiary of Next Bridge Hydrocarbons, Inc.	56.250%	75.000%
Wolfbone Investments, LLC, a subsidiary of Next Bridge Hydrocarbons, Inc.	18.750%	25.000%
Total	100.000%	100.000%

Development Unit Agreement Not Extended

On October 8, 2024, we announced that University Lands has decided not to extend our subsidiary’s Development Unit Agreement for the Orogrande asset, which expires on December 31, 2024. University Lands has also sought to terminate the Development Unit Agreement effective immediately, which the Company has not agreed to do.

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

Hunton Play, Central Oklahoma

As of September 30, 2024, the Company was producing from one well in the Viking Area of Mutual Interest and one well in Prairie Grove.

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

Since assets in only two of the four limited liability companies that were acquired were included in the Participation Agreements for subsequent sales (see below) that followed soon after closing the acquisition, a valuation of common shares issued in the acquisition was conducted to arrive at the basis the assets acquired. An independent valuation was obtained which concluded the fair value per common share was $.18 at the date of the acquisition for total consideration of the 2,500,000 shares valued at $450,000. The Company allocated the $450,000 valuation to the assets sold in the amount of $351,000. Additional basis in assets sold of $171,641 was recorded to acknowledge lease rental cost previously paid by MPC, for a total basis in assets sold of $522,641.

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

Concurrent with the closing of the above transactions with Wildcat, we entered into and closed a Participation Agreement with Magnetar Exploration, L.P. (“Magnetar”), an unrelated developer of oil and gas properties, for the sale of certain leasehold rights owned by two of the four limited liability companies. Under the Participation Agreement with Magnetar, we sold a 100% working interest, entitled to not less than a 75% net revenue interest, in and to the Valentine Leases, along with a 100% right, title and interest in all contracts affecting the Valentine Leases, all under the terms and conditions of such Participation Agreement, including the following consideration: (a) Magnetar paid $964,448 from which we were required to pay bonuses of $240,000 and $60,000 to Zebrowski Consulting for consulting services related to the transaction, resulting in net proceeds to us of $664,448; (b) Magnetar agrees to pay all delay rentals pertaining to the Valentine Leases which accrue during calendar year 2024 and during the months of January through August of 2025, provided, however, that if the initial test well is commenced at any time prior to the end of August, 2025, Magnetar’s obligation to bear delay rental expenses thereafter will be deemed terminated, and the obligation for the payment of subsequent delay rentals shall be governed by the subject operating agreement; (c) in the event Magnetar has not commenced actual drilling operations on lands covered by the Valentine Leases on or prior August 31, 2025, then Magnetar shall have the option to continue paying rentals or extending the leases within the Area of Mutual Interest (the “AMI”) until December 31, 2026; (d) we will have the option to participate for up to a 1/3 working interest in the initial test well to be undertaken by Magnetar on lands covered by the Valentine Leases, with this right to extend to subsequent wells to be undertaken by Magnetar, subject to the further provisions regarding operations; and (e) at least three working days prior to its spudding the initial test well, Magnetar will pay to us a spud fee of $600,000 of which $360,000 of the cost thereof will be shared with consultants leaving us with $240,000.

Also concurrent with the closing of the above transactions with Wildcat, we also entered into and closed a Participation Agreement with Magnetar under which we sold to Magnetar a 100% working interest, entitled to not less than a 75% net revenue interest, in and to the Panther Leases covering approximately 618 gross acres of land situated within the AMI provided therein, along with a 100% right, title and interest in all contracts affecting the Panther Leases, for the following consideration: (a) Magnetar paid $428,918.05 to us and $70,081.95 to MPC for delay rentals paid by it; (b) Magnetar agrees to reimburse McCabe for its payment of delay rentals to sustain certain of the Panther Leases coming due in March and April 2024 in the amount of $70,081.98; (c) Magnetar agrees to pay all delay rentals pertaining to the Panther Leases which accrue during calendar year 2024, shown to be $23,888.90; (d) in the event Magnetar is unable to commence actual drilling operations on lands covered by the Subject Panther Leases on or prior February 1, 2025, then Magnetar shall have the option to extend or take new leases on any of the Panther Leases that would expire during the following 12 calendar months; (e) we will have the option to participate up to a 1/3 working interest in the initial test well to be undertaken by Magnetar on lands covered by the Panther Leases, with this right to extend to subsequent wells to be undertaken by Magnetar, subject to the further provisions regarding operations; (f) prior to its spudding the initial test well, Magnetar will pay to us a spud fee equal to $100,000 of which $20,000 will be shared with a consultant.

The company recorded a Gain on the Sale of properties from the Wildcat acquisition of $618,504 during the nine months ended September 30, 2024—proceeds from sales totaling $1,141,142 less the Company’s basis in assets sold of $522,641.

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

During the nine months ended September 30, 2024, we recorded an account payable to reimburse MPC of $97,027 to recognize payments made previously by MPC to maintain the Bronco oil and natural gas leases. Since the transfer of the Bronco project has not occurred as of September 30, 2024, these costs are recorded as Prepayments - development costs.

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

The combined balance on the 2021 Note and the Loan Agreement as of September 30, 2024, was $21.22 million. As of September 30, 2024, the combined total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $4.34 million.

An amendment to the 2021 Note and an amendment to Loan Agreement effective September 30, 2024 extended the maturity dates to December 31, 2024.

December 2022 Note

On December 22, 2022, the Company issued an unsecured promissory note in the principal amount of up to $20 million in favor of Mr. McCabe (the “2022 Note”), which bears interest at 5% per annum, computed on the basis of a 365-day year.

An amendment to the 2022 Note effective September 30, 2024 extended the maturity date to December 31, 2024.

As of September 30, 2024, the Company had $21.28 million in principal amount outstanding under the 2022 Note. As of September 30, 2024, the Company had $1.58 million in accrued but unpaid interest on the 2022 Note.

As of September 30, 2024, the total Related Party balances include the 2021 Note and Loan Agreement and the December 2022 Note, as detailed above, totaling $42.50 million, and additional borrowing and adjustment to the December 2022 Note during the nine months ended September 30, 2024, are detailed below:

On January 23, 2024, Mr. McCabe loaned $1,000,000 to us, which was evidenced under a 0% Senior Unsecured Promissory Note effective as of that date (the “McCabe Note”), which provided, among other things, that the loan will be due on February 28, 2025, with the Company having the option to extend the loan by one additional year. The loan will bear interest at the rate of 0% per annum and will be payable in one balloon payment of principal and interest on the maturity date. If we elect to extend the loan for one year, the loan will continue to bear interest at the rate of 0% per annum and will be payable in one balloon payment of principal and interest on the extended maturity date. Additionally, on March 28, 2024, $278,054 was added to the principal of the loan in lieu of reimbursing Mr. McCabe for lease rentals connected to the Louisiana properties acquired on that date. Additional reimbursements due to Mr. McCabe of $1,750 were added to the balance of the Note during the three months ended September 30, 2024

Imputed interest has been recorded on the -0-% note in the amount of $25,000 for the nine months ended September 30, 2024.

During the nine months ended September 30, 2024, we recorded an account payable to MPC to recognize payments made previously by MPC to maintain the Bronco oil and natural gas leases. Since the transfer of the Bronco project has not occurred as of September 30, 2024, these costs are recorded as Prepayments - development costs.

6.	COMMITMENTS AND CONTINGENCIES

Legal Matters

On April 30, 2020, the Company’s wholly owned subsidiary, Hudspeth, filed suit against Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies (“Cordax”). The suit, Hudspeth and Wolfbone Investments, LLC v. Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies, was filed in the 189th Judicial District Court of Harris County, Texas. The suit seeks the recovery of approximately $1.4 million in costs incurred as a result of a tool failure during drilling activities on the University Founders A25 #2 well that is located in the Orogrande Field. Wolfbone, a subsidiary of the Company, is a co-plaintiff in that action. After the suit was filed, Cordax filed a mineral lien in the amount of $104,500 against the Orogrande Field and has sued the operator and counterclaimed against Hudspeth for breach of contract, seeking the same amount as the lien. Meta, as the Company’s parent at the time, determined to add the manufacturer of one of the tool components that it contends was one of the causes of the tool failure. It was later disclosed that Cordax is the subsidiary of a Canadian parent company, who has also been added to the case. Cordax’s current Chairman of the Board filed a special appearance after being served with a citation, alleging that he was a Canadian citizen with no meaningful ties to Texas. After discovery was conducted on this issue, a nonsuit without prejudice for this defendant was filed, dismissing him from the case. The remaining parties attended mediation on June 15, 2022, that was unsuccessful in resolving the case. Cordax filed a motion for summary judgment, attempting to dismiss Hudspeth and Wolfbone’s claims. The Court denied Cordax’s motion. Discovery is substantially complete. The Company is required to indemnify Meta in connection with this matter pursuant to the terms of the Distribution Agreement with Meta entered into in connection with the consummation of the Spin-Off. Prior to trial, in 2024, the parties settled the case. Under the terms of the settlement, Cordax paid Hudspeth $423,500. Cordax has fulfilled its payment obligations to Hudspeth, and the Harris County case was dismissed with prejudice to its re-filing on August 18, 2024. Cordax’s releases of Hudspeth and Wolfbone were effective when the Settlement Agreement was signed, May 16, 2024.

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

During the second and third quarters 2024, a total of $370,053 was received as settlement with respect to the Cordax matter.

On March 15, 2024, a securities class action captioned Targgart v. Next Bridge Hydrocarbons, Inc., et al., No. 24-cv-1927, was filed in the U.S. District Court for the Eastern District of New York. The action is brought on behalf of a putative class of persons or entities that acquired the Company’s shares in connection with the Company’s spin-off from Meta Materials, Inc., in December 2022. The complaint names as defendants the Company and certain of its current and former officers and directors. The complaint asserts claims under Sections 11 and 15 of the Securities Act, alleging that the Form S-1 that the Company filed with the SEC on July 14, 2022, which became effective on November 18, 2022, contained untrue statements or omissions. The complaint seeks, among other things, unspecified statutory and compensatory damages. On August 12, the case was transferred to the Northern District of Texas. On September 9, plaintiffs filed an amended complaint that added a Section 12(a)(2) claim against the Company. Defendants have moved to dismiss the complaint, and that motion is being briefed.

On May 7, 2024, a stockholder derivative petition captioned Bartok v. Greg McCabe, et al., No. 017-352565-24, was filed in the District Cout of Tarrant County, Texas. The petition names the Company as a nominal defendant and asserts breach of fiduciary duty and other assorted claims against current and former officers and directors of the Company and of Meta Materials, Inc. The stockholder makes allegations about the defendants’ conduct in the Company’s 2022 spin-off from Meta Materials, Inc., and alleges continuing breaches by failing to correct allegedly misleading statements made in connection with the spin-off.

Environmental Matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of September 30, 2024, and December 31, 2023, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

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

Nine Months ended September 30, 2024

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

As of September 30, 2024, the Company had 251,930,516 outstanding shares of common stock and no shares of preferred stock outstanding.

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

Option expense for the nine months ended September 30, 2024 and the year ended December 31, 2023, net of forfeitures, was $-0- and $4,781,279, respectively. No options were granted in the nine months ended September 30, 2024.

A summary of stock options outstanding as of September 30, 2024, all of which expire in 2033, including the relevant exercise price is presented below:

Exercise	Expiration
Price	2033	Total

$1.2056	29,237,632	29,237,632
	29,237,632	29,237,632

Stock based compensation expense of $108,000 for the nine months ended September 30, 2024, reflects compensation attributable to the nine months then ended for consulting services under a Consulting Agreement effective February 29, 2024, prescribing compensation in the form of 500,000 shares of common stock valued at $90,000, and for consulting services under a Consulting Agreement effective April 2, 2024, prescribing compensation in the form of 100,000 shares of common stock valued at $18,000.

8.	INCOME TAXES

The Company recorded no income tax provision at September 30, 2024 and December 31, 2023 because of anticipated losses for the 2024 fiscal year and actual losses incurred in 2023.

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the nine months ended September 30, 2024 because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the year ended December 31, 2023.

The Company had a Gross deferred tax asset related to federal net operating loss carryforwards of $74,938,386 and $69,366,889 at September 30, 2024 and December 31, 2023, respectively. The federal net operating loss carryforward will begin to expire in 2034. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

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

On December 31, 2023, the Company and Mr. McCabe as successor in interest to Meta entered into an amendment to the 2021 Note and an amendment to the Loan Agreement extending the 2021 Note Maturity Date and the Maturity Date. An additional Amendment effective September 30, 2024 extended the maturity dates to December 31, 2024.

Loan Agreement

Additionally, we have an aggregate principal balance of $6,589,362 outstanding under the Loan Agreement with Mr. McCabe as successor-in-interest to Meta, which bears interest at a fixed rate of 8% per annum if no event of default exists, and at a fixed rate of 12% per annum if an event of default exists.

On December 31, 2023, the Company and Mr. McCabe entered an amendment to the 2022 Note extending the 2022 Note Maturity Date. An additional Amendment effective September 30, 2024 extended the maturity date to December 31, 2024.

The combined balance on the 2021 Note ($15 million) and the Loan Agreement ($6.22 million) as of September 30, 2024, was $21.22 million. As of September 30, 2024, the total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $4.34 million.

December 2022 Note

In connection with the Merger, on December 22, 2022, the Company entered into an additional Note in the principal amount of up to $20 million in favor of Mr. McCabe. Mr. McCabe is the largest shareholder of the Company’s common stock and the chairman of the board of directors of the Company. As of September 30, 2024, the Company had a balance of $21.28 million and accrued and unpaid interest of $1.332 million due under the 2022 Note. An Amendment effective September 30, 2024 extended the maturity date to December 31, 2024.

As of September 30, 2024, the Company had $21.28 million in principal amount outstanding under the 2022 Note. As of September 30, 2024, the Company had $1.58 million in accrued but unpaid interest on the 2022 Note.

As of September 30, 2024, Notes Payable – related party includes balances of the 2021 Note and Loan Agreement and the December 2022 Note, as detailed above, totaling $42.50 million, and additional borrowing and adjustment to the December 2022 note during the nine months ended September 30, 2024, as detailed below:

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

Additionally, on March 28, 2024, $278,053 was added to the principal of the loan in lieu of reimbursing Mr. McCabe for lease rentals connected to the Louisiana properties acquired on that date. Additional reimbursements due to Mr. McCabe of $1,750 were added to the balance of the Note during the three months ended September 30, 2024

Imputed interest has been recorded on the -0-% note in the amount of $25,000 for the nine months ended September 30, 2024.

CAPCO Note February 2024

On February 29, 2024, CAPCO Holding, Inc., a Texas corporation (“Capco”), loaned us $2,000,000 under a 12% Secured Promissory Note (the “Capco Note”), which provides, among other things, that the loan will be due in one year, with us having the option to extend the loan by one additional year. The loan will bear interest at the rate of 12% per annum and will be payable in one balloon payment of principal and interest on the maturity date. If we elect to extend the loan for one year, we must pay all accrued interest for that first year, and thereafter, the loan will bear interest at a rate that is mutually agreeable to us and Capco, which rate will not exceed 18% per annum, and will be payable in one balloon payment of principal and interest on the extended maturity date. As part of the transaction, Gregory McCabe, our Chairman and Chief Executive Officer, entered into a Stock Pledge and Security Agreement with Capco under which he pledged 250,000 of his shares of common stock of the Company to secure our obligations under the Capco Note. Further, Mr. McCabe entered into a Subordination Agreement (the “Subordination Agreement”) with Capco and us under which Mr. McCabe agreed to subordinate all of the Company’s indebtedness and obligations owed to Mr. McCabe to the Capco Note, under the terms and conditions of the Subordination Agreement. Accrued and unpaid interest as of September 30, 2024 was $140,995.

10.	ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligations liability through September 30, 2024:

Asset retirement obligations – January 1, 2023	$246,866

Accretion expense	5,865
Estimated liabilities recorded	-
Asset retirement obligations – March 31, 2023	$252,731

Accretion expense	6,071
Estimated liabilities recorded	-
Asset retirement obligations – June 30, 2023	$258,802

Accretion expense	6,024
Estimated liabilities recorded	-
Asset retirement obligations – September 30, 2023	$264,826

Asset retirement obligations – January 1, 2024	$248,651

Accretion expense	5,903
Estimated liabilities recorded	-
Asset retirement obligations – March 31, 2024	$254,554

Accretion expense	5,285
Estimated liabilities recorded	-
Settlement of ARO obligation	(26,670)
Asset retirement obligations – June 30, 2024	$233,169

Accretion expense	5,285
Estimated liabilities recorded	-
Settlement of ARO obligation	-
Asset retirement obligations – September 30, 2024	$238,454

11.	SUBSEQUENT EVENTS

On October 8, 2024, we announced that University Lands has decided not to extend our subsidiary’s Development Unit Agreement for the Orogrande asset, which expires on December 31, 2024. University Lands has also sought to terminate the Development Unit Agreement effective immediately, which the Company has not agreed to do.

12.	EXPLANATION OF THE RESTATEMENT

This Form 10-Q amends and restates the 2023 Original Filing to present restated consolidated financial statements for the nine months ended September 30, 2023 and related disclosures arising from an impairment analysis of the Orogrande properties during the 2023 audit and the related reaudit of the Company’s fiscal year 2022 consolidated financial statements.

Items Amended in this Filing – Refer to detail descriptions of adjustments below after each Statement.

NEXT BRIDGE HYDROCARBONS INC.

CONSOLIDATED BALANCE SHEETS

Unaudited

	As Originally		As
	Reported		Restated
	September 30, 2023	Adjustment	September 30, 2023
ASSETS
Current assets:
Cash	$4,884,997	$-	$4,884,997
Prepayments - development costs	110,750	-	110,750
Prepaid expenses	70,908	-	70,908
Total current assets	5,066,655	-	5,066,655

Oil and natural gas properties, net	119,538,170	(119,538,170)	0

Other assets	105,179	-	105,179

TOTAL ASSETS	$124,710,004	$(119,538,170)	$5,171,834

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,285,641	$-	$1,285,641
Prepayments, working interest owners	5,611,892	-	5,611,892
Note Payable - Related Party	41,589,362	-	41,589,362
Accrued interest payable	3,191,007	-	3,191,007

Total current liabilities	51,677,902	-	51,677,902

Asset retirement obligations	264,826	-	264,826

Total liabilities	51,942,728	-	51,942,728

Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, par value $0.001, 500,000,000 shares authorized; -0- issued and outstanding September 30,, 2023 and December 31, 2022	-	-	-
Common stock, par value $0.001; 500,000,000 shares authorized; 248,830,516 issued and outstanding at September 30, 2023;	24,883	-	24,883

Additional paid-in capital	80,971,349	(23,282,357)	57,688,992
Accumulated deficit	(8,228,956)	(96,255,813)	(104,484,769)
Total stockholders’ equity	72,767,276	(119,538,170)	(46,770,894)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$124,710,004	$(119,538,170)	$5,171,834

September 30, 2023, Balance Sheet restatement reflects the Impairment adjustment to the carrying value of the Company’s Orogrande Oil and Natural Gas properties as discussed above. An additional restatement to Additional Paid in Capital was made to adjust Stock Compensation Expense for the Nine Months ended September 30, 2023 and to recognize an adjustment to the value per share of common stock issued in exchange for working interest.

NEXT BRIDGE HYDROCARBONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	As Originally Reported Nine Months Ended September 30, 2023	Adjustment	As Restated Nine Months Ended September 30, 2023
Oil and natural gas sales	$23,496	$-	$23,496

Operating expenses:
Lease operating expenses	36,812	-	36,812
Production taxes	1,692	-	1,692
General and administrative	7,303,411	1,725,125	9,028,536
Impairment expense	-	26,291,415	26,291,415
Total operating expenses	7,341,915	28,016,540	35,358,455

Other income
Interest expense	-	-	-
Interest income	1	-	1
Total other income	1	-	1

Loss before income taxes	7,318,418	28,016,540	35,334,958

Provision for income taxes	-	-	-

Net loss	$7,318,418	$28,016,540	$35,334,958

Loss per common share:
Basic and Diluted	$0.04		$0.17
Weighted average number of common shares outstanding:
Basic and Diluted	185,319,449		213,410,883

Adjustment to the Statement of Operations reflects the impairment adjustment related to the Orogrande properties for the Nine Months ended September 30, 2023, described above, includes an adjustment of $1,734,165 to increase Stock Compensation Expense for the Nine Months ended September 30, 2023, and a decrease of $9,040 in general and administrative expense arising from the reversal of an adjustment of accounts payable cut off at December 31, 2022.

NEXT BRIDGE HYDROCARBONS INC.

CONSOLIDATED STATEMENTS OF CASH

Unaudited

	As Originally		As
	Reported		Restated
	Nine Months		Nine Months
	Ended		Ended
	September 30, 2023	Adjustment	September 30, 2023
Cash Flows From Operating Activities
Net loss	$(7,318,418)	$(28,016,540)	$(35,334,958)
Adjustments to reconcile net loss to net cash from operations:
Accretion expense	17,961	-	17,961
Interest paid in kind	-	-	-
Expense related to stock options issued	1,292,231	1,734,165	3,026,396
Impairment expense	-	26,291,415	26,291,415
Change in:
Accounts receivable	(4,271)	-	(4,271)
Accounts receivable, related party	-	-	-
Prepayments - development costs	43,520	-	43,520
Prepaid expenses	(8,608)	-	(8,608)
Other assets	(25,000)	-	(25,000)
Accounts payable and accrued expenses	(2,590,371)	(1,056,126)	(3,646,497)
Net cash from operating activities	(8,592,956)	(1,047,086)	(9,640,042)

Cash Flows From Investing Activities
Investment in oil and natural gas properties	(9,503,892)	1,047,086	(8,456,806)
Net cash from investing activities	(9,503,892)	1,047,086	(8,456,806)

Cash Flows From Financing Activities
Proceeds from notes payable, related party	18,000,000	-	18,000,000
Payments on promissory notes	(1,000,000)	-	(1,000,000)
Payments on accrued interest	(199,345)	-	(199,345)
Prepayments, working interest owners	5,611,892	-	5,611,892
Net cash from financing activities	22,412,547	-	22,412,547

Net increase (decrease) in cash	4,315,699	-	4,315,699

Cash - beginning of period	569,298	-	569,298
Cash - end of period	$4,884,997	$-	$4,884,997

Supplemental disclosure of cash flow information:
Cash paid for interest	$199,345	$-	$199,345

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for working interest	$28,341,814	$(12,503,742)	$15,838,072
Account receivable-related party discharged in WI acqisition	$177,519	$-	$177,519
Capitalized Interest	$1,819,016	$-	$1,819,016

Adjustments to the Cash Flow for the Nine Months ended September 30, 2023 reflect the impairment adjustment related to the Orogrande properties described above, an increase in accounts payable of $9,040 for general and administrative expense, adjustment of accounts payable cut off for development costs of $1,047,086 at December 31, 2022, and a $1,734,165 increase in Stock Compensation Expense for the Nine Months ended September 30, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Orogrande Project is subject to a Development Unit Agreement 2837 with University Lands (the “DU Agreement”) which allows for all 192 existing leases covering approximately 134,000 gross acres leased from University Lands to be combined into one drilling and development unit for development purposes. The term of the DU Agreement expires on December 31, 2024, and the time to drill on the drilling and development unit continues through December 31, 2024. The DU Agreement also grants the right to extend the DU Agreement through December 31, 2028 if we are in compliance with the DU Agreement and the extension fee associated with the additional time is paid. As of September 30, 2024, we expected to exercise the option to extend prior to the expiration of the DU Agreement. As of September 30, 2024, leases covering approximately 134,000 acres remain in effect. Our drilling obligations under the DU Agreement include five wells for 2024.

On October 8, 2024, we announced that University Lands has decided not to extend our subsidiary’s Development Unit Agreement for the Orogrande asset, which expires on December 31, 2024. University Lands has also sought to terminate the Development Unit Agreement effective immediately, which the Company has not agreed to do.

Future Plans and Direction

In September of 2024 the Company entered into negotiations with McCabe Petroleum Corporation (“MPC”) to acquire MPC’s ownership in the Louisiana Heritage Play (“LHP”), a collection of several drilling prospects located throughout the southern Louisiana on-shore Gulf Coast region. These negotiations culminated in the signing of a Letter of Intent in October of 2024 to acquire MPC’s net revenue interest in the LHP.

This acquisition is in addition to several others completed earlier in 2024 and late 2023, namely the Bronco, Valentine and Panther prospects, and serves to further increase our footprint in the Gulf Coast region of onshore Louisiana. This area is home to multiple known high-grade sand reservoirs and regarded as a richly productive exploratory-target environment. It is renowned for its abundant natural gas and oil reserves and located in a state offering favorable regulatory framework and attractive economics.

These acquisitions continue our dynamic shift towards this geographic area with the strategic focus of expanding our goal of becoming a leading independent oil and gas company that delivers high tech, high impact exploration opportunities. This is a path we intend to continue down as we endeavor to both acquire additional prospects in the area and develop further exploratory opportunities within the LHP itself from its extensive datasets. We are focusing on multi trillion cubic feet exploration opportunities within onshore South Louisiana, with the intent to build and execute on a conventional exploration program, potentially one of the largest in the USA.

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

Results of Operations

Results for the three and nine-month periods ending September 30, 2024 and 2023

Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product Sales BOE	125	276	409	695

Total Revenue	$2,055	$7,731	$7,261	$23,496
Cost of revenue	($31,958)	($10,859)	($144,505)	(38,504)
Gross Profit (Loss)	($29,903)	($3,128)	($137,244)	($15,008)

Gross profit percentage	-1455.13%	-40.46%	-1890.15%	-63.87%

Production Revenues and Cost of Revenue

For the nine months ended September 30, 2024, we had production revenue of $7,261 compared to $23,496 of production revenue for the prior year period. The change in revenue was primarily due to revenue from production sold from the Oklahoma wells. Our cost of revenue, consisting of lease operating expenses and production taxes, was $144,505 and $38,504 for the nine months ended September 30, 2024, and 2023, respectively. Our cost of revenue for the nine months ended September 30, 2024 includes $133,305 in plug and abandon cost related to wells in the Hazel Project.

For the three months ended September 30, 2024, we had production revenue of $2,055 compared to $7,731 of production revenue for the prior year period. The change in revenue was primarily due to revenue from production sold from the Oklahoma wells. Our cost of revenue, consisting of lease operating expenses and production taxes, was $31,958 and $10,859 for the three months ended September 30, 2024, and 2023, respectively. Our cost of revenue for the three months ended September 30, 2024 includes $25,623 in plug and abandon cost related to wells in the Hazel Project.

Refer to the table of production and revenue included below for changes in revenue:

		Oil	Gas
		Production	Production	Oil	Gas	Total
Property	Quarter	{BBLS}	{MCF}	Revenue	Revenue	Revenue
Oklahoma	Q1 - 2023	107	748	$8141	$2,783	$10,924
Hazel (TX)	Q1 - 2023	0	0	-	-	-
Total Q1-2023		107	748	$8,141	$2,783	$10,924

Oklahoma	Q2 - 2023	43	867	3,195	1,646	4,841
Hazel (TX)	Q2 - 2023	0	0	-	-	-
Total Q2-2023		43	867	$3,195	$1,646	$4,841

Oklahoma	Q3 - 2023	79	1183	6,184	1,547	7,731
Hazel (TX)	Q3 - 2023	0	0	-	-	-
Total Q3-2023		79	1183	$6,184	$1,547	$7,731

Oklahoma	Q4 - 2023	15	760	1,146	1,389	2,535
Hazel (TX)	Q4 - 2023	0	0	-	-	-
Total Q4-2023		15	760	$1,146	$1,389	$2,535

Total 2023		244	3558	$18,666	$7,365	$26,031

Average Commodity Price				$76.50	$2.07

Oklahoma	Q1 - 2024	28	809	2,002	1,565	3,567
Hazel (TX)	Q1 - 2024	0	0	-	-	-
Total Q1-2024		28	809	$2,002	$1,565	$3,567

Oklahoma	Q2 - 2024	14	639	945	694	1,639
Hazel (TX)	Q2 - 2024	0	0	-	-	-
Total Q2-2024		14	639	$945	$694	$1,639

Oklahoma	Q3 - 2024	14	668	1,076	979	2,055
Hazel (TX)	Q3 - 2024	0	0	-	-	-
Total Q3-2024		14	668	$1,076	$979	$2,055

Total 2024 to date		56	2,116	$4,023	$3,238	$7,261

Average Commodity Price				$71.84	$1.53

Expenses for the nine months ended September 30, 2024 and 2023

We did not record any depreciation, depletion and amortization expense for either of the nine months ended September 30, 2024 or 2023.

General and Administrative Expenses

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2024	2023	2024	2023
General & Administrative	$478,856	$3,509,378	$1,670,375	$9,028,536
Total general and administrative expenses	$478,856	$3,509,378	$1,670,375	$9,028,536

General and Administrative Expenses

Our general and administrative expense for the nine-month period ended September 30, 2024, was $1,670,375 compared with $9,028,536 for the same period from the prior year. Our general and administrative expenses consisted of employee compensation expense, accounting and administrative costs, legal and other professional consulting fees, and other general corporate expenses. The change in general and administrative expenses in 2024, compared to 2023, is primarily due to decreased employee compensation and a decrease in consulting fees, filing fees, legal fees, and expense recorded relative to the issuance of employee stock options.

Our general and administrative expense for the three-month period ended September 30, 2024, was $478,856 compared with $3,509,378 for the same period from the prior year. Our general and administrative expenses consisted of employee compensation expense, accounting and administrative costs, legal and other professional consulting fees, and other general corporate expenses. The change in general and administrative expenses in 2024, compared to 2023, is primarily due to decreased employee compensation and a decrease in consulting fees, filing fees, legal fees, and expense recorded relative to the issuance of employee stock options.

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

On October 1, 2023, we entered into an amendment to the 2021 Note and an amendment to the Loan Agreement with Mr. McCabe as successor in interest to Meta extending the 2021 Note Maturity Date. An additional Amendment effective September 30, 2024 extended the maturity date to December 31, 2024.

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

The combined balance on the 2021 Note and the Loan Agreement as of September 30, 2024, was $21.22 million. As of September 30, 2024, the combined total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $4.34 million.

December 2022 Note

On December 22, 2022 we issued an unsecured promissory note in the principal amount of up to $20 million in favor of Mr. McCabe (the “2022 Note”), which bears interest at 5% per annum, computed on the basis of a 365-day year. As of September 30, 2024, the Company had a balance of $21.28 million and accrued and unpaid interest of $1.58 million due under the 2022 Note. An Amendment effective September 30, 2024, extended the maturity date to December 31, 2024.

As of September 30, 2024, Notes Payable – related party includes balances of the 2021 Note and Loan Agreement and the December 2022 Note, as detailed above, totaling $42.50 million, and additional borrowing and adjustment to the December 2022 note during the nine months ended September 30, 2024, as detailed below:

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

Additionally, on March 28, 2024, $278,053 was added to the principal of the loan in lieu of reimbursing Mr. McCabe for lease rentals connected to the Louisiana properties acquired on that date. Additional reimbursements due to Mr. McCabe of $1,750 were added to the balance of the Note during the three months ended September 30, 2024.

Imputed interest has been recorded on the -0-% note in the amount of $25,000 for the nine months ended September 30, 2024.

CAPCO Note February 2024

On February 29, 2024, CAPCO Holding, Inc., a Texas corporation (“Capco”), loaned us $2,000,000 under a 12% Secured Promissory Note (the “Capco Note”), which provides, among other things, that the loan will be due in one year, with us having the option to extend the loan by one additional year. The loan will bear interest at the rate of 12% per annum and will be payable in one balloon payment of principal and interest on the maturity date. If we elect to extend the loan for one year, we must pay all accrued interest for that first year, and thereafter, the loan will bear interest at a rate that is mutually agreeable to us and Capco, which rate will not exceed 18% per annum, and will be payable in one balloon payment of principal and interest on the extended maturity date. As part of the transaction, Gregory McCabe, our Chairman and Chief Executive Officer, entered into a Stock Pledge and Security Agreement with Capco under which he pledged 250,000 of his shares of common stock of the Company to secure our obligations under the Capco Note. Further, Mr. McCabe entered into a Subordination Agreement (the “Subordination Agreement”) with Capco and us under which Mr. McCabe agreed to subordinate all of the Company’s indebtedness and obligations owed to Mr. McCabe to the Capco Note, under the terms and conditions of the Subordination Agreement. Accrued and unpaid interest as of September 30, 2024 was $140,995.

As of September 30, 2024, we had $147,054 of liquidity, comprised of cash and cash equivalents on hand. Our short and long-term capital requirements consist primarily of funding our development and drilling activities, payment of contractual obligations and debt service.

At September 30, 2024, we had working capital deficit of $49,994,659 and total assets of $1,222,182. Stockholders’ deficit was $49,802,224. The negative working capital is principally due to notes payable which will be payable within one year.

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

We do not expect to pay cash dividends on our common stock in the foreseeable future.

The following table summarizes sources and uses of cash and cash equivalents:

	Nine Months Ended September 30,
	2024	Restated 2023
Net (loss)	(3,147,385)	(35,334,958)

Net cash (used in) operating activities	(5,077,326)	(9,640,042)

Net cash provided by (used in) investing activities	865,064	(8,456,806)

Net cash provided by financing activities	2,690,469	22,412,547

Cash Flow Used in Operating Activities

Cash flow used in operating activities for the nine months ended September 30, 2024 was $5,077,326 compared to $9,640,042 for the nine months ended September 30, 2023. Cash flows used in operating activities for the nine months ended September 30, 2024 can be primarily attributed to the net loss from operations, impairment loss, and a decrease in accounts payable. Cash flows used in operating activities for the nine months ended September 30, 2023, can be primarily attributed to the net loss from operations, the adjustment for impairment loss and a decrease in accounts payable. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash Flow Provided by (Used in) Investing Activities

Cash flow provided by investing activities for the nine months ended September 30, 2024 was $865,064 compared to $8,456,806 used in investing activities for the nine months ended September 30, 2023. Cash flow used in investing activities principally consists of investment in oil and natural gas properties in Texas and proceeds from sale of assets.

Cash Flows from Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2024 was $2,690,469 compared to $22,412,547 for the nine months ended September 30, 2023. Cash flows from financing activities consists of proceeds from additional borrowings from a related party, which had a principal balance of $42,500,832 outstanding as of September 30, 2024. For the nine months ended September 30, 2024, we incurred aggregate interest on the 2022 Note, the 2021 Note and under the Loan Agreement of $2,041,450.

Capital Expenditures

Our capital expenditures are summarized in the following table:

	Nine Months Ended September 30,
	2024	Restated 2023
Acquisitions:
Proved property	$-	$-
Unproved property working interest	450,000	-
Exploration and development:
Developmental leasehold costs	-	-
Exploratory drilling and completion costs	-	-
Development drilling and completion costs	276,078	8,456,806
Other development costs	-	-
Capitalized interest	2,182,539	1,819,016
Asset retirement obligations	-	-
Total exploration and development	2,908,617	10,275,822

Other property	-	-
Total capital expenditures	$2,908,617	$10,275,822
Change in accrued capital expenditures and other	3,565,287	3,646,497
Prepaid drilling costs	-	(150,000)
Capitalized interest	(2,182,539)	(1,819,016)
Common stock issued in mineral lease acquisition	(450,000)	-
Asset retirement obligations	-	-
Total cash capital expenditures	$3,841,365	$11,953,303

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. This determination is based on the previously reported material weaknesses management previously identified in our internal control over financial reporting, as disclosed in our last annual report on Form 10-K. We are in the process of remediating the material weaknesses in our internal control. We believe the completion of these processes should remedy our disclosure controls and procedures. We will continue to monitor these issues.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

10.1*	Contribution Agreement with Wildcat Partners SPV, LLC, dated March 27, 2024

10.2*	Participation Agreement with Magnetar Exploration L.P. for Valentine Prospect, dated March 27, 2024

10.3*	Participation Agreement with Magnetar Exploration L.P. for Panther Prospect, dated March 27, 2024

10.4*	Seventh Amendment to Loan Agreement, dated September 30, 2024, between Gregory McCabe and Next Bridge Hydrocarbons, Inc.

10.5*	Seventh Amendment to Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe, as holder, dated September 30, 2024

10.6*	Sixth Amendment to Unsecured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe as holder, dated September 30, 2024

31.1*	Certifications (pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act) by the Principal Executive Officer.

31.2*	Certifications (pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act) by the Principal Financial Officer.

32.1†	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principle Executive Officer and Principle Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Labels Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT BRIDGE HYDROCARBONS, INC.

Date: November 13, 2024	/s/ Gregory McCabe
Gregory McCabe, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2024	/s/ Roger Wurtele
Roger Wurtele, Chief Financial Officer
(Principal Financial and Accounting Officer)