Form 10-K/A
period 2023-12-31
Next Bridge Hydrocarbons, Inc.
filed 2025-09-16
CIK 1936756

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

500 W. Texas Ave., Suite 890
Midland TX 79701
(Address of principal executive offices) (Zip Code)

(432) 553-9745
(Registrant’s telephone number, including area code)

6300 Ridgelea Place, Suite 950
Fort Worth TX 76116
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to (§240.10D-1(b)). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

Class	Outstanding at September 15, 2025
Common stock, par value $0.0001 per share	264,387,563

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Items Amended in this Filing

Next Bridge Hydrocarbons, Inc. (the “Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend, correct errors, and restate certain items presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was initially filed with the U.S. Securities and Exchange Commission (“SEC”) on July 17, 2024 (the “2023 Original Filing”). This Form 10-K/A contains our audited restated annual financial statements as of and for the year ended December 31, 2023, which have been restated to correct certain errors in the 2023 Original Filing as described in further detail below.

A Change in Reporting Entity became effective at December 14, 2022, resulting from the spinoff lacking economic substance and requiring the inclusion of pre-spinoff historical financial reporting periods in all subsequent filings.

Comparative numbers for the year ended December 31, 2022 presented in this 10-K-A have been restated and disclosures detailing the impact of those restatements on subsequent filing periods – March 31, 2023, June 30, 2023, September 30, 2023 – as well as the year ended December 31, 2023, are included.

This Form 10-K/A also includes amendments to and restates and revises the following items of the 2023 Original Filing:

●	Part I – Item 1. Business

●	Part I – Item 2. Properties

●	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

●	Part II – Item 8. Financial Statements and Supplementary Data

●	Part II – Item 9A. Controls and Procedures

●	Part III – Item 14. Principal Accountant Fees and Services

●	Part IV – Item 15 Exhibits, Financial Statement Schedules

In accordance with applicable SEC rules, this Form 10-K/A includes new certifications specified in Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing. This Form 10-K/A also contains a new report of M&K CPAS, PLLC (“M&K”), the Company’s independent registered public accounting firm, on the consolidated financial statements for the years ended December 31, 2023 and 2022, and a new consent of M&K.

Other than as described below, this Form 10-K/A does not reflect adjustments for events occurring after the filing of the 2023 Original Filing except to the extent that they are otherwise required to be included and discussed herein. See below for a detailed discussion of the effect of the restatement on the consolidated financial statements included in this Form 10-K/A.

Pursuant to Rule 12b-15 under the Exchange Act, this Form 10-K/A contains only the items and exhibits to the 2023 Original Filing that are being amended and restated, and unaffected items and exhibits are not included herein. Except as noted herein, the information included in the 2023 Original Filing remains unchanged. This Form 10-K/A continues to describe the conditions as of the date of the 2023 Original Filing, and except as contained herein, we have not updated or modified the disclosures contained in the 2023 Original Filing to reflect any events that have occurred after the 2023 Original Filing. Accordingly, forward-looking statements included in this Form 10-K/A may represent management’s views as of the 2023 Original Filing and should not be assumed to be accurate as of any date thereafter. This Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the 2023 Original Filing, including any amendment to those filings.

Background of the Restatement

In the 2023 10-K Original Filing, 100% of the carrying value of the Company’s oil and natural gas assets (previously recorded as of December 31, 2022 and incurred in 2023), were impaired for the year ended December 31, 2023. In the Annual Report on Form 10-K for the year ended December 31, 2022 and the 2023 Original Filing, the Company applied business combination accounting and an adjustment to fair value had been applied to oil and natural gas assets that were received in the Spinoff transaction on December 14, 2022.

As a result of an internal review, the Company identified errors related to the impairment adjustment and the revaluation of assets from the Spinoff to fair value. The review was prompted by the Company’s receipt of comments issued by the staff of the SEC related to their review of the annual report for December 31, 2023. After review of the staff’s comments, discussion with the staff, and investigation and further analysis, the Company determined that errors had been made in the application of generally accepted accounting principles with respect to these matters.

Based on that subsequent analysis with respect to the Company’s oil and natural gas properties, and a modification to account for the distribution by Meta Materials, Inc. of shares of our common stock to its preferred stockholders that was completed on December 14, 2022 (the “Spin-Off”), this Form 10-K/A includes:

●	Reversal of the 100% impairment recorded as of and for the years ended December 31, 2023 and 2022; and

●	Recission of the business combination including adjustments to reverse the business combination fair value adjustment for the Orogrande Project (as defined below) originally recorded in connection with the Spin-Off. This adjustment returned the basis of oil and natural gas properties to their cumulative historical basis. just prior to the Spin-Off. Reference Note 2 for details of the corrections contained in the financial statements.

The restatement is included as part of a change in reporting entity, resulting from the Spin-Off lacking economic substance, and requiring the inclusion of pre spinoff historical financial reporting periods in all subsequent filings.

 Reference Notes 2 and 3 to the consolidated financial statements for detail disclosures regarding the restatements.

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

”Gross” when used with respect to acres or wells, production or reserves refers to the total acres or wells in which we or another specified person has a working interest.

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

Part I

Items 1 and 2. Business and Properties

The following description of the business of Next Bridge Hydrocarbons, Inc. should be read in conjunction with the information included elsewhere in this report on Form 10-K/A for the years ended December 31, 2023 and 2022.

Overview

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

Market Opportunity

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

Our Competitive Strengths

Experienced People. As of December 31, 2023, we had five full-time employees, but presently we have two employees. We engage consultants for various roles as needed including high quality exploration and technical partners. Our internal operations team serves as the foundation of our values-driven culture and commitment to developing a skilled, agile, diverse and engaged workforce. Advancing a safe, ethical, inclusive and diverse culture creates an environment that attracts and retains the high-performing workforce needed to successfully execute our strategy. We plan to continue to build on the expertise and experiences of our management and operations teams and seek guidance from outside advisors as well as our Board.

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

Business Strategy

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

Current Projects

As of December 31, 2023, we had interests in three oil and natural gas projects: the Orogrande Project, the Hazel Project, and the Oklahoma Properties. Additionally, we acquired lease interests in certain Louisiana projects in March 2024.

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

Effective March 27, 2017, the Orogrande acreage became subject to a Development Unit Agreement 2837 with University Lands (“DDU Agreement”), which allows for all 192 existing leases covering approximately 134,000 gross acres leased from University Lands to be combined into one drilling and development unit for development purposes. The term of the DDU Agreement expired on December 31, 2024. The DDU Agreement also grants the right to extend the DDU Agreement through December 31, 2029, if compliance with the DDU Agreement is met and the extension fee associated with the additional time is paid. As of December 31, 2023, the Company expected to exercise its option to extend the term under the DDU Agreement prior to its expiration. Reference Note 13 Subsequent Events.

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

As of December 31, 2023, leases covering approximately 134,000 acres remained in effect.

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

Further, within a specified period following drilling of the initial five (5) wells, pursuant to the Participation Agreement each Participant had the option to elect to transfer and assign all its interests to the Company in exchange for the issuance of shares of common stock of the Company at a conversion factor of $1.20 per share. The option was exercised by the Participants on December 31, 2024.

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

Full impairment of the historical cost incurred in prior periods for the Hazel Project has been previously recognized.

Oklahoma Properties in the Hunton Play of Central Oklahoma

Presently, we are producing from one well in the Viking Area of Mutual Interest and one well in Prairie Grove.

Full impairment of the historical cost incurred in prior periods for the Oklahoma Properties has been previously recognized.

Louisiana Projects

In March 2024, we entered into and closed a Contribution Agreement with Wildcat Partners SPV, LLC, a Delaware limited liability company (“Wildcat”), under which Wildcat transferred to us 100% of the issued and outstanding membership interests in each of (a) Wildcat Cowboy, LLC, a Texas limited liability company (“Cowboy”), (b) Wildcat Packer, LLC, a Texas limited liability company (“Packer”), (c) Wildcat Panther, LLC, a Texas limited liability company (“Panther”) and (d) Wildcat Valentine, LLC, a Texas limited liability company (“Valentine”). As consideration, we issued 2,500,000 shares of our common stock, under the terms and conditions of the Contribution Agreement.

MPC previously owned and sold to Wildcat the underlying oil and gas prospects owned by Cowboy, Packer, Panther and Valentine. MPC always retained a 25% back-in after payout and various overriding royalty interests in the prospects owned by Cowboy, Packer, Panther and Valentine, but MPC agreed to waive its 25% back-in after payout but retain its overriding royalty interests in all such prospects in an effort to facilitate the transactions described below, including the sale of the leases owned by Valentine, including a leasehold estates in approximately 3,878.90 gross acres and 3,626.25 net acres of land situated in Lafourche Parish, Louisiana (the “Valentine Leases”), and the leases owned by Panther, including leasehold estates in approximately 618 gross acres and 618 net acres of land situated in Acadia Parish, Louisiana (the “Panther Leases”), the leases owned by Packer, including leasehold estates in approximately 4,349 gross acres and 4,349 net acres of land situated in Acadia and Lafourche Parish, Louisiana (the “Packer Leases”), the leases owned by Cowboy, including leasehold estates in approximately 835 gross acres and 835 net acres of land situated in Acadia Parish, Louisiana (the “Cowboy Leases”).

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

Reference Note 13 regarding the valuation of common stock issued and its impact on the recording of the subsequent sale of a portion of the assets acquired.

Oil and Natural Gas Reserves

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

Production, Price and Cost Summary

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

	December 31, 2022			December 31, 2022
	Reserves			Future Net Revenue (M$)
					Present Value
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	Discounted at 10%
Net Proved Producing	0	0	0	$-	$-
Net Proved Nonproducing	0	0	0	$-	$-
Total Net Proved	0	0	0	$-	$-
Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$-
Probable Undeveloped				$-	$-

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

	December 31, 2023			December 31, 2023
	Reserves			Future Net Revenue (M$)
					Present Value
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	Discounted at 10%
Net Proved Producing	0	0	0	$-	$-
Net Proved Nonproducing	0	0	0	$-	$-
Total Net Proved	0	0	0	$-	$-
Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$-
Probable Undeveloped	0	0	0	$-	$-

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

Investments to support our oil and natural gas properties during the years ended December 31, 2023 and 2022 were $8.6 million and $6.9 million.

	Fiscal year Ended
	December 31 - Restated
	2023	2022
Property acquisition costs	$723,669	$-
Development costs	8,653,640	6,790,628
Exploratory costs	$-	$-

Totals	$9,377,309	$6,790,628

Original Property acquisition costs for the year ended December 31, 2023, stated above were $16,015,592 representing the value of 83,358,275 shares of common stock and cancellation of an account receivable given in exchange for 33.5% working interest in the Company’s Orogrande Project. Original 2023 Property acquisition costs have been restated to $723,669.

Property development costs presented above exclude interest capitalized into the full cost pool. For the years ended December 31, 2023 and 2022, we capitalized $2,498,184 and $1,363,538 of interest on unevaluated properties, respectively.

The development costs 2023 and 2022 include work solely in the Orogrande Project. We made progress during 2023 and 2022 to develop proved producing reserves in the Orogrande Project in the Permian Basin in West Texas, which has not yet resulted in hydrocarbon production. We incurred costs of $11.1 million in 2023 and $8.2 million in 2022 related to certain drilling activity carried out to remain in compliance with all aspects of our lease obligations and to satisfy the continuous drilling clause under the agreement with University Lands, whereby we are obligated to satisfy certain minimum yearly requirements that may be exceeded if desired. Additionally, the Company and certain investor participants entered into twenty-five separate Participation Agreements to conduct drilling of wells in the Company’s approximately 17,000 acre Johnson Prospect in Hudspeth County, Texas, which is a portion of the Company’s Orogrande Prospect to satisfy the 2023 drilling requirement.

No development costs were incurred in 2023 or 2022 for the Oklahoma Properties.

During the fiscal years ended December 31, 2023 and 2022, development and exploratory net wells were drilled as set forth in the table below.

Drilling Activity Summary

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

Producing Well Summary

Acreage.

The Orogrande Project consists of unevaluated and undeveloped properties in progress of development for future production.

	Total Acres		Developed Acres		Undeveloped Acres
	Gross	Net	Gross	Net	Gross	Net
Texas—
Orogrande Project	134,000	134,000	-	-	134,000	134,000
Hazel Project	645	516	645	516	-	-
Oklahoma—
Viking	640	192	640	192	-	-
Total	135,285	134,708	1,285	708	134,000	134,000

Marketing and Customers

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

Competition

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

Regulation

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

Certain existing environmental and occupational safety and health laws and regulations to which our business operations are subject including, the Clean Air Act, as amended (the “CAA”), the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Federal Resource Conservation and Recovery Act (“RCRA”), Federal Water Pollution Control Act of 1972 as amended by the Oil Pollution Act of 1990, EPA rules to reduce methane emissions from new, modified or reconstructed sources in the oil and natural gas sector, including implementation of a leak detection and repair (“LDAR”) program under the CAA’s New Source Performance Standards (“NSPS”) in 40 C.F.R. Part 60, Subpart OOOOa (“Quad Oa”), the Federal Occupational Safety and Health Act (“OSHA”) and other state equivalent laws and regulations. In December 2023, the EPA finalized NSPS Subpart OOOOb, which seeks to reduce methane and volatile organic compound emissions from the oil and natural gas source category and NSPS Subpart OOOOc, which create, for the first-time, emission guidelines for existing oil and natural gas sources that would be included in individual states’ implementation plans. These standards expand upon previously issued NSPS Subparts OOOO and OOOOa published by the EPA in 2012 and 2016, respectively. For further discussion of the risks to our results of operations arising out of our environmental regulatory compliance, see “Risks Relating to Our Business”, including the following risk factors “—Our operations are heavily dependent on current environmental regulation, changes in which we cannot predict,” “—Government regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays,” and “—Climate change laws and regulations restricting emissions of GHGs could result in increased operating costs and reduced demand for the oil and natural gas that we produce.”

Environmental Matters

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

Climate Change

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

Human Capital

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

Corporate Information

Our principal executive office is located at 500 W. Texas Ave., Suite 890, Midland, TX 79701. We currently share this office space with companies owned by our CEO, Gregory McCabe, and believe that the condition and size of those offices are adequate for our current needs. Our website is nextbridgehydrocarbons.com. Information contained on or accessible through our website, when available, shall not be incorporated by reference herein.

Available Information

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

Overview

Our consolidated financial statements have been prepared on a stand-alone basis. Our consolidated financial statements reflect our financial position, results of operations and cash flows in conformity with GAAP.

A Change in Reporting Entity became effective at December 14, 2022, resulting from the spinoff lacking economic substance and requiring the inclusion of pre-spinoff historical financial reporting periods in all subsequent filings.

Where applicable certain items have been restated as notated throughout the consolidated financials statements and disclosures following.

The historical costs and expenses reflected in our 2022 restated consolidated comparative financial statements include an allocation for certain corporate shared service functions historically provided by Meta including executive oversight, accounting, treasury, tax, legal, human resources, occupancy, procurement, information technology and other shared services. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis based on sales, headcount, tangible assets or other measures considered to be a reasonable reflection of the historical utilization levels of these services.

Our management believes the assumptions underlying our restated consolidated financial statements, including the assumptions regarding the allocation of general corporate expenses from Meta are reasonable. Nevertheless, our financial statements may not include all of the actual expenses that would have been incurred had we operated as a stand-alone company during the periods presented and may not reflect what our actual results of operations, financial position and cash flows would have been if we had operated as a stand-alone company during the periods presented. Actual costs that would have been incurred if we had operated as a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. We now perform these functions using our own resources and purchased services.

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

In connection with the Merger, on December 22, 2022, the Company entered into the 2022 Note (defined below). The Company is entitled to request advances under the 2022 Note in a minimum principal amount of $100,000 each. Mr. McCabe is the largest shareholder of our common stock. As such, the Merger and 2022 Note constitute related party transactions which have been duly approved by our Board and Audit Committee. As of December 31, 2023, the Company had drawn $20 million on the 2022 Note. The maturity date of the loan had been amended to September 30, 2024.

Recent Developments

We met our 2022 drilling obligations under the DDU Agreement to drill five new wells in the Orogrande Project in advance of the March 31, 2023, deadline under University Lands lease requirement. The data collected from these five wells, in addition to the five wells drilled in 2021, confirmed that there are at least five potential distinct reservoirs under our acreage. Also, our operations team deployed a new mist drilling solution which increased hole stability, which we believe will result in meaningful cost savings for additional wells drilled in the Orogrande Project. While these wells may have potential to produce hydrocarbons to sell commercially in the future, we have no immediate plans to deploy the additional capital necessary to sell production from these wells to third parties. Instead, we plan to use the results from these wells to determine our drilling plans for future wells, including reservoir locations, target depths and designated acreage, in the Orogrande Project.

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

Results of Operations

Historical Results for the Years Ended December 31, 2023 and 2022 – Restated

Historical Results for the Years Ended December 31, 2023 - Restated

For the year ended December 31, 2023, we had a restated net loss of $10,389,372 compared to a restated net loss of $8,950,166 for the year ended December 31, 2022. At December 31, 2023, we had restated current assets of $2,085,810 and total assets of $55,863,568. As of December 31, 2023, we had restated current liabilities of $49,180,169. Restated stockholders’ equity was $6,434,748 at December 31, 2023.

Historical Results for the Years Ended December 31, 2022 - Restated

For the year ended December 31, 2022, we had a restated net loss of $8,950,166. The net loss was primarily due to restated general and administrative expenses for the year ended December 31, 2022.

At December 31, 2022, we had restated current assets of $959,117 and restated total assets of $42,658,863. As of December 31, 2022, we had restated current liabilities of $31,092,824. Restated stockholders’ equity was $11,319,173 at December 31, 2022.

Revenue and Gross Profit

	Year Ended December 31
	2023	2022	Change
Product Sales BOE	837	692	145

Total Revenue	$26,031	$40,834	$(14,803)
Cost of revenue	(60,933)	(169,551)	(108,618)
Gross Profit (Loss)	$(34,902)	$(128,717)	$93,815

Gross profit percentage	-134.08%	-315.22%	-633.76%

Production Revenues and Cost of Revenue

For the year ended December 31, 2023, we had production revenue of $26,031 compared to $40,834 in 2022 . The change in revenue was primarily due to the increase in oil and natural gas production from 692 BOE for the 2022 period to 837 BOE for the 2023 period from the Oklahoma Properties, a decrease in the average price of oil from $98.75 in 2022 to $76.50 in 2023 and a decrease in the average price of natural gas from $7.51 in 2022 to $2.07 in 2023. Our cost of revenue, consisting of lease operating expenses and production taxes, was $169,551 for the year ended December 31, 2022 compared with $60,933 for the year ended December 31, 2023. For each of the years ended December 31, 2022 and 2023, production and revenue are detailed as follows:

		Oil	Gas
		Production	Production	Oil	Gas	Total
Property	Quarter	{BBLS}	{MCF}	Revenue	Revenue	Revenue
Oklahoma	Q1 - 2022	0	0	$-	$-	$-
Hazel (TX)	Q1 - 2022	0	0	-	-	-
Total Q1-2022		0	0	$-	$-	$-

Oklahoma	Q2 - 2022	97	1,267	$9,688	$7,716	$17,404
Hazel (TX)	Q2 - 2022	0	0	-	-	$-
Total Q2-2022		97	1,267	$9,688	$7,716	$17,404

Oklahoma	Q3 - 2022	43	887	$4,635	$8,329	$12,964
Hazel (TX)	Q3 - 2022	0	0	-	-	-
Total Q3-2022		43	887	$4,635	$8,329	$12,964

Oklahoma	Q4 - 2022	43	877	3,749	6,717	10,466
Hazel (TX)	Q4 - 2022	0	0	-	-	-
Total Q4-2022		43	877	$3,749	$6,717	$10,466

Total 2022		183	3,031	18,072	22,762	40,834

Average Commodity Price				$98.75	$7.51

Oklahoma	Q1 - 2023	107	748	$8,141	$2,783	$10,924
Hazel (TX)	Q1 - 2023	0	0	-	-	-
Total Q1-2023		107	748	$8,141	$2,783	$10,924

Oklahoma	Q2 - 2023	43	867	3,195	1,646	4,841
Hazel (TX)	Q2 - 2023	0	0	-	-	-
Total Q2-2023		43	867	$3,195	$1,646	$4,841

Oklahoma	Q3 - 2023	79	1183	6,184	1,547	7,731
Hazel (TX)	Q3 - 2023	0	0	-	-	-
Total Q3-2023		79	1183	$6,184	$1,547	$7,731

Oklahoma	Q4 - 2023	15	760	1,146	1,389	2,535
Hazel (TX)	Q4 - 2023	0	0	-	-	-
Total Q4-2023		15	760	1,146	1,389	2,535

Total 2023		244	3558	$18,666	$7,365	$26,031

Average Commodity Price				$76.50	$2.07

Expenses for the Years Ended December 31, 2023 and 2022 - Restated

We recorded depreciation, depletion and amortization expense of $-0- for the year ended December 31, 2023 compared to $-0- for the year ended December 31, 2022.

Operating Expenses

	Year Ended December 31,
	2023	2022
Operating Expenses
General & Administrative	$12,095,611	$8,821,945
Total operating expenses	$12,095,611	$8,821,945

General and Administrative Expenses

Our general and administrative expense for the year ended December 31, 2023 was $12,095,611 compared to $8,821,945 for the year ended December 31, 2022. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which were non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses. The change in general and administrative expenses in 2023, compared to 2022, is primarily due to employee compensation and an increase in consulting fees, filing fees, legal fees, director and officer liability insurance, and investor relations expenses.

Cash Flows, Liquidity and Capital Resources.

Cash Flows - Restated

The following table summarizes sources and uses of cash and cash equivalents:

	Restated	Restated
	Year	Year
	Ended	Ended
	December 31, 2023	December 31, 2022
Cash Flows From (Used in) Operating Activities
Net loss	$(10,389,372)	$(8,950,166)
Adjustments to reconcile net loss to net cash from operations:
Accretion expense	1,785	1,092
Prospect fee offset to note payable	(368,334)	(26,612)
Expense related to stock based compensation	4,781,278	-
Change in:
Accounts receivable	(208,882)	74,310
Accounts receivable, related party	-	(14,153)
Prepayments - development costs	18,660	(150,000)
Prepaid expenses	(14,440)	(59,633)
Other assets	(25,000)	(55,179)
Accounts payable and accrued expenses	(1,353,787)	4,734,248
Net cash from (used in) operating activities	(7,558,092)	(4,446,093)

Cash Flows from (used in) Investing Activities
Investment in oil and natural gas properties	(8,653,640)	(6,790,628)
Net cash from (used in) investing activities	(8,653,640)	(6,790,628)

Cash Flows From (Used in) Financing Activities
Proceeds from notes payable, related party	18,000,000	9,500,000
Payments on promissory notes	(1,000,000)	-
Prepayments, working interest owners	311,281	-
Contributions from parent, net	-	316,600
Net cash from (used in) financing activities	17,311,281	9,816,600

Net increase (decrease) in cash	1,099,549	(1,420,121)

Cash - beginning of period	569,298	1,989,419

Cash - end of period	$1,668,847	$569,298

Supplemental disclosure of cash flow information:
Cash paid for interest	$199,345	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in working interest acquisition	$723,669	$-
Account receivable cancelled in WI acquisition	$177,519	$-
Capitalized Interest	$2,498,184	$1,363,538

At December 31, 2023, we had cash and cash equivalents of $1,668,847 compared to $569,298 as of December 31, 2022.

Cash Flows From Operating Activities - Restated

Cash used in operating activities for the year ended December 31, 2023, was $7,558,092 compared to $4,446,093 for the restated year ended December 31, 2022.

Cash used in operating activities for the year ended December 31, 2023 can be attributed principally to net loss from operations of $10,389,372 adjusted for $4,781,279 in expense related to stock based compensation and changes in other liabilities, and accounts payable and accrued expenses.

Cash Flows from Investing Activities - Restated

Cash used in investing activities for the year ended December 31, 2023 was $8,653,640 compared to $6,790,628 for the restated year ended December 31, 2022. Cash used in investing activities consisted primarily of investments in oil and natural gas properties.

Cash Flows from Financing Activities - Restated

Cash provided by financing activities for the year ended December 31, 2023 was $17,311,281 compared to $9,816,600 for the year ended December 31, 2022. Cash flows provided by financing activities consisted primarily of loans from a related party.

We expect to continue to have cash flows provided by financing activities as we seek new rounds of financing and continue to develop our oil and natural gas investments. We do not expect to pay cash dividends on our common stock in the foreseeable future.

Reference the Restated Consolidated Statements of Cash Flows included in the financial statements for additional detail of the components that comprise the net use of cash in operations. We expect to continue to use cash flows in operating activities until such time as we achieve sufficient commercial oil and natural gas production to cover our operating costs.

Capital Expenditures - Restated

Our capital expenditures are summarized in the following table:

	Year	Year
	Ended	Ended
	2023	2022
Acquisitions:
Proved property	$-	$-
Unproved property working interest	901,188	-
Exploration and development:
Development drilling and completion costs	8,653,640	6,790,628
Capitalized interest	2,498,184	1,363,538
Total exploration and development	12,053,012	8,154,166
Other property	-	-
Total capital expenditures	$12,053,012	8,154,166
Change in accrued capital expenditures and other	1,353,787	(4,734,248)
Common stock issued for development costs	(723,669)	-
Account receivable cancelled in working interest acquisition	(177,519)	-
Prepaid drilling costs	-	150,000
Capitalized interest	(2,498,184)	(1,363,538)
Total cash capital expenditures	$10,007,427	$2,206,380

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

The 2021 Note

Prior to the date on which our shares of common stock were distributed to the holders of Series A Preferred Stock of Meta (the “Spin-Off”), on October 1, 2021, we issued a secured, revolving promissory note in an original principal amount of up to $15 million in favor of Meta (as amended to date, the “2021 Note”). The 2021 Note was issued to provide capital to engage certain consultants and satisfy the minimum drilling requirements under the DDU Agreement, which was necessary to preserve our interests in the oil and gas properties. Though Meta had no intentions to operate the oil and natural gas assets as an independent business, Meta would need to maintain the oil and natural gas interests until a sale of such assets or the Spin-Off could be consummated as it was obligated to do under its charter documents. The 2021 Note bears interest at 8% per annum, computed on the basis of a 360-day year, and matures March 31, 2023 (the “2021 Note Maturity Date”); provided, however, if we raise $30 million or more in capital through debt or equity or a combination thereof by the 2021 Note Maturity Date, the 2021 Note Maturity Date will be extended to September 30, 2023. If an event of default has occurred and is continuing, interest on the 2021 Note may accrue at the default rate of 12% per annum. The outstanding principal of the 2021 Note, together with all accrued interest thereon, becomes due on the 2021 Note Maturity Date.

The 2021 Note is secured by a security interest in (a) pursuant to a Stock Pledge Agreement dated as of September 30, 2021 between Gregory McCabe (the “Pledgor” or “Mr. McCabe”) and Meta (the “Stock Pledge Agreement”), 1,515,000 shares of Meta’s common stock that are owned directly and beneficially by the Pledgor, and (b) pursuant to a Deed of Trust, Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Production dated as of September 30, 2021 made by Wolfbone (an affiliate of the Pledgor) for the benefit of Meta (the “Security Agreement”), a 25% working interest beneficially owned by the Pledgor in the Orogrande Project as defined in the Security Agreement. Following the Merger, we expect Wolfbone to become an indirect subsidiary of the Company and the Security Agreement to remain in place.

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

See the discussion under the caption “Recent Developments” and Note 7 of the notes to our financial statements as of and for the year ended December 31, 2023 included in this report for information about the amendments to the 2021 Note and the Loan Agreement entered into subsequent to the end of fiscal year 2023.

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

Following the Spin-Off, our management considered ways to mitigate certain risks of having its indebtedness held by a third party lender following the Spin-Off and retain some flexibility in respect of negotiating the terms of the 2021 Note and Loan Agreement. Our management team believed that having all of the corporate debt transferred to Mr. McCabe was in the best interest of the Company and its stockholders. In light of Mr. McCabe acting as a guarantor of the obligations of the 2021 Note, consolidating the debt with Mr. McCabe would also mitigate any risks that the lender would seek recourse against Mr. McCabe in the event we were unable to satisfy our obligations thereunder. On August 7, 2023, Mr. McCabe and Meta entered into a Loan Sale Agreement whereby Mr. McCabe purchased from Meta (i) the 2021 Note and (ii) all outstanding loans made to us by Meta pursuant to the Loan Agreement (the “Loan Purchase”). As a result of the Loan Purchase, Mr. McCabe replaced Meta as the lender and a secured party under the 2021 Note and the Loan Agreement. As consideration for the Loan Purchase, Mr. McCabe agreed to pay to Meta $6,000,000 in cash and agreed to purchase shares of common stock of Meta in the amount of $6,000,000 over a period of time at a price per share equal to a 120% premium to the Meta’s common stock price as of closing on the last trading day of each quarter. Additionally, as part of the Loan Purchase, Meta assigned to Mr. McCabe the lien on 25% of the Orogrande Prospect. After Mr. McCabe purchased $500,000 worth of shares of Meta’s common stock (in two equal tranches), Mr. McCabe and Meta came to an agreement to settle the Loan Purchase by allowing Mr. McCabe to make one additional $700,000 cash payment to Meta and surrender the shares of common stock he previously acquired, while retaining the rights as lender under the 2021 Note and the Loan Agreement. Our obligations and responsibilities under the 2021 Note, the Loan Agreement and the 2022 Note remain unchanged. Following certain amendments entered into in order to extend the 2022 Note, the maturity date was extended to June 30, 2025.

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

In addition to our debt commitments, the Orogrande Project leases representing approximately 134,000 gross acres in the Orogrande Basin in West Texas were subject to expiration in 2024 in the event we failed to drill five wells during the 2024 calendar year in compliance with our drilling obligations under the DDU Agreement. For a discussion of the risks relating to our drilling obligations, see “Risk Factors—Risks Relating to Our Business”, including the risk factor “—Our acreage must be drilled before lease expiration in order to hold the acreage by production. In the highly competitive market for acreage, failure to drill sufficient wells in order to hold acreage will result in a substantial lease renewal cost, or if renewal is not feasible, loss of our lease and prospective drilling opportunities”. See also Note 7 of the notes to our financial statements as of and for the year ended December 31, 2023.

Management believes that currently available resources may not provide sufficient funds to enable us to meet our financing and drilling obligations for future years. We anticipate that we will continue to incur operating losses and generate negative cash flows from operations for the foreseeable future. As a result, we will need additional capital resources to fund our operations both in the short term and in the long term, prior to achieving break even or positive operating cash flow. While we do not have any committed sources of capital, we expect to continue to opportunistically seek access to additional funds through public or private equity offerings or debt financings, through partnering or other strategic arrangements, including credit application arrangements with our third party servicers, or a combination of the foregoing. Despite our efforts, we may face obstacles in continuing to attract new financing due to industry conditions and our history and current record of net losses. We can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

Critical Accounting Estimates

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

Recent Accounting Pronouncements

Our audited consolidated financial statements and the accompanying notes thereto found elsewhere in this report contain a description of recent accounting pronouncements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Next Bridge Hydrocarbons, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Next Bridge Hydrocarbons, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the " consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the company has an accumulated deficit, negative cash flows from operations, and has a working capital deficiency as of December 31, 2023, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Restatement of the 2023 and 2022 Consolidated Financial Statements

As discussed in Note 2 to the consolidated financial statements, the accompanying 2023 and 2022 consolidated financial statements have been restated to correct for errors.

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

Oil and Natural Gas Properties

As discussed in Note 2, 5 and 6 to the consolidated financial statements, the Company accounts for its oil and gas properties using the full-cost method of accounting. Management capitalizes certain oil and gas acquisition and drilling costs in unproved and unevaluated properties. To determine whether there is impairment related to the unproved and unevaluated properties, the Company evaluates considerations of lease renewals and extensions, considerations of exploratory drilling, and the ability of access of capital to develop and extend current leases.

Auditing management's evaluation of unproved and unevaluated properties can be a significant judgement given the fact that the Company uses management’s estimates and development intentions on future development plans, which are difficult to substantiate.

To evaluate the appropriateness of management's development plans, we evaluated the key factors and assumptions used to determine the development plans for unproved and unevaluated oil and gas. The procedures included, among other (i) evaluating the intentions and ability to attain lease renewals and extensions, (ii) evaluating the ability to access capital to develop and extend current leases, (iii) evaluating exploratory drilling, and (iv) management’s ongoing economic commitment related to the unproved and unevaluated properties.

s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2024

The Woodlands, TX

July 17, 2024 (September 15, 2025 as to the effects of the restatement discussed in Note 2)

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED BALANCE SHEETS
	Restated	Restated
	December 31	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$1,668,847	$569,298
Accounts receivable, related party	-	177,519
Accounts receivable - working interest owners	207,470	-
Production receivable	1,412	-
Prepayments - development costs	131,340	150,000
Prepaid expenses	76,741	62,300
Total current assets	2,085,810	959,117

Oil and natural gas properties	53,672,579	41,619,567

Other assets	105,179	80,179

TOTAL ASSETS	$55,863,568	$42,658,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,777,685	$4,947,764
Prepayments, working interest owners	311,281	-
Note payable - META	-	22,573,724
Note payable - related party	41,221,028	2,000,000
Accrued interest payable, unrelated parties	-	1,571,336
Accrued interest payable, related parties	3,870,175	-
Total current liabilities	49,180,169	31,092,824

Asset retirement obligations	248,651	246,866
Total liabilities	49,428,820	31,339,690

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.0001, 50,000,000 shares authorized; -0- issued and outstanding December 31, 2023 and December 31, 2022	-	-
Common stock, par value $0.0001; 500,000,000 shares authorized; 248,830,516 issued and outstanding at December 31, 2023; 165,472,241 issued and outstanding at December 31, 2022	24,883	16,547
Additional paid-in capital	106,343,260	100,846,649
Accumulated deficit	(99,933,395)	(89,544,023)
Total stockholders’ equity	6,434,748	11,319,173

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,863,568	$42,658,863

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Restated	Restated
	Year	Year
	Ended	Ended
	December 31, 2023	December 31, 2022
Oil and natural gas sales	$26,031	$40,834

Operating expenses:
Lease operating expenses	59,059	166,567
Production taxes	1,874	2,984
General and administrative	12,095,611	8,821,945
Total operating expenses	12,156,544	8,991,496

Other income (expense)
Prospect fee income	1,700,000	-
Administration income	41,140	-
Interest income	1	496
Total other income	1,741,141	496

Loss before income taxes	(10,389,372)	(8,950,166)

Provision for income taxes	-	-

Net loss	$(10,389,372)	$(8,950,166)

Loss per common share:
Basic and Diluted	$(0.06)	$(0.05)
Weighted average number of common shares outstanding:
Basic and Diluted	180,316,865	165,472,241

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – RESTATED

	Common	Common	Additional
	stock	stock	paid-in	Accumulated
	shares	amount	capital	deficit	Total
Balance, December 31, 2021	165,472,241	$16,547	$100,530,049	$(80,593,857)	$19,952,739

Contributions from parent	-	-	316,600	-	316,600
Net loss	-	-	-	(8,950,166)	(8,950,166)

Balance, December 31, 2022	165,472,241	$16,547	$100,846,649	$(89,544,023)	$11,319,173

Common stock issued for working interest	83,358,275	8,336	715,333	-	723,669
Stock based compensation	-	-	4,781,278	-	4,781,278
Net loss	-	-	-	(10,389,372)	(10,389,372)

Balance, December 31, 2023	248,830,516	$24,883	$106,343,260	$(99,933,395)	$6,434,748

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Restated	Restated
	Year	Year
	Ended	Ended
	December 31, 2023	December 31, 2022
Cash Flows From (Used in) Operating Activities
Net loss	$(10,389,372)	$(8,950,166)
Adjustments to reconcile net loss to net cash from operations:
Accretion expense	1,785	1,092
Prospect fee offset to note payable	(368,334)	(26,612)
Expense related to stock based compensation	4,781,278	-
Change in:
Accounts receivable	(208,882)	74,310
Accounts receivable, related party	-	(14,153)
Prepayments - development costs	18,660	(150,000)
Prepaid expenses	(14,440)	(59,633)
Other assets	(25,000)	(55,179)
Accounts payable and accrued expenses	(1,353,787)	4,734,248
Net cash from (used in) operating activities	(7,558,092)	(4,446,093)

Cash Flows from (used in) Investing Activities
Investment in oil and natural gas properties	(8,653,640)	(6,790,628)
Net cash from (used in) investing activities	(8,653,640)	(6,790,628)

Cash Flows From (Used in) Financing Activities
Proceeds from notes payable, related party	18,000,000	9,500,000
Payments on promissory notes	(1,000,000)	-
Prepayments, working interest owners	311,281	-
Contributions from parent, net	-	316,600
Net cash from (used in) financing activities	17,311,281	9,816,600

Net increase (decrease) in cash	1,099,549	(1,420,121)

Cash - beginning of period	569,298	1,989,419

Cash - end of period	$1,668,847	$569,298

Supplemental disclosure of cash flow information:
Cash paid for interest	$199,345	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in working interest acquisition	$723,669	$-
Account receivable cancelled in WI acquisition	$177,519	$-
Initial recognition of ARO liability	$-	$223,837
Capitalized Interest	$2,498,184	$1,363,538

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

1.	NATURE OF BUSINESS

Prior to its incorporation, the oil and natural gas assets of Next Bridge Hydrocarbons, Inc. (the “Company”) were owned, controlled, developed and operated by Torchlight Energy Resources, Inc. (“Torchlight Energy”), including the ownership of Torchlight Hazel, LLC, a Texas limited liability company (“Torchlight Hazel”), Hudspeth Oil Corporation, a Texas corporation (“Hudspeth”), Hudspeth Operating, LLC, a Texas limited liability company (“Hudspeth Operating”), and Torchlight Energy, Inc., a Nevada corporation (“TEI”) as its subsidiaries. In 2020, Torchlight and Meta Materials, Inc. (“Meta”) entered into a definitive agreement pursuant to which Torchlight and Meta would consummate a business combination (the “Prior Business Combination”) resulting in the cessation of Torchlight’s separate corporate existence with Meta as the surviving corporation and all of the common shareholders of Torchlight becoming the holders of the Series A Preferred Stock of Meta separate and apart from the common shareholders of Meta. Further, other than Robert Lance Cook who continued on the board of directors, the other members of the board of directors and executive officers of Torchlight resigned as of the closing of that transaction. In connection with the business combination, the Meta corporate charter was revised to designate shares of the Series A Preferred Stock issuable to the Torchlight common shareholders. The rights and preferences of such preferred stock included, among other things, the right to proceeds received in connection with an outright sale or spin-off of all of the oil and natural gas assets previously owned and operated by Torchlight. In order to facilitate any such sale or spin-off, the Company was incorporated in Nevada on August 31, 2021 as OilCo Holdings, Inc. as a wholly owned subsidiary of Meta. The Company changed its name to Next Bridge Hydrocarbons, Inc. pursuant to its Amended and Restated Articles of Incorporation filed on June 30, 2022. While the Company was a wholly owned subsidiary of Meta, and prior to the Spin-Off (as defined below), the board of directors of the Company consisted of two executives from Meta and one independent director, Robert Lance Cook, and the management team was comprised of executives of Meta. Certain holders of the shares of the Series A Preferred Stock of Meta caused such shares to trade on the over-the-counter market (OTC) under the symbol MMTLP.

Effective December 14, 2022 (the “Spin-Off Date”), the Company was spun off from Meta, resulting in the Company becoming an independent company (the “Spin-Off”) with a new board of directors and slate of executive officers. In the Spin-Off, the Company’s shares of common stock were distributed, on a pro rata basis, to the then-current holders of the Meta preferred stock, which did not constitute the same holders as the common stockholders of Torchlight prior to its business combination with Meta.

2.	RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated the financial statements for the years ended December 31, 2022 and 2023 due to identified errors related to impairment adjustments to the Company’s oil and natural gas properties and to apply guidance in Accounting Standards Codification Topic (“ASC”) 845-10-30-3 and 8 related to the Company’s Spin-Off transaction which occurred on December 14, 2022.

Regarding the impairment adjustment, the Company improperly recorded a 100% impairment on the Company’s oil and natural gas properties as of December 31, 2022 and any additions to oil and natural gas properties in all subsequent periods as the Company continued to incur capitalized costs related to the continued development of the Orogrande Project. The Company has determined this impairment is not in accordance with GAAP and the full cost method of accounting for oil and natural gas properties. The elimination of all value ascribed to the oil and natural gas properties by impairment of the oil and natural gas properties at December 31, 2022 and 2023 were incorrectly based on a presumption of impairment in the absence of having established oil and natural gas reserves and without having yet secured an extension to the lease, and did not properly consider the Company’s stated intentions and rights to extend the lease coupled with the Company’s ongoing efforts to evaluate the Orogrande properties in the application of the full cost method of accounting, particularly with regard to unevaluated property costs. At the time of the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on July 17, 2024, an impairment adjustment of $80,743,013 effective as of December 31, 2022, was reflected in the comparative 2022 financial presentation. That impairment adjustment has been reversed in this restatement. The Company also had subsequent impairment adjustments in the amount of $27,167,415 for the year ended December 31, 2023, that have been reversed.

Following the Spin-Off the Company did not properly apply the guidance in ASC 845-10-30-3 and 8. The Company has determined the Spin-Off transaction is the recission of a prior business combination and therefore at the time of the Spin-Off the historical carrying value of the Company’s assets and liabilities should have been carried forward with no adjustment to fair value that was previously recorded at the time of the Prior Business Combination or as of the Spin-Off Date. Accounting for the Spin-Off of the oil and gas properties on December 14, 2022 was incorrectly based on a presumption of fair value that did not properly consider the continuity of the economic interests that had been conveyed via the preferred shares issued by Torchlight Energy Resources, Inc. to its common shareholders just prior to its reverse merger with Meta Materials Inc., and who became shareholders of the Company because of the Spin-Off from Meta Materials Inc., and, at which time shares of common stock of the Company was distributed to the then record holders of the preferred stock of Meta Materials, Inc. thus enacting the recission of a prior business combination. This affected oil and natural gas properties and additional paid in capital. Additionally, the Company should not have applied the predecessor and successor guidance related to the Spin-Off and the statements of operations, stockholder’s equity and cashflows have been restated in order to show the historical amounts related to the Company for a full 12 month period ended December 31, 2022. The net impact of returning to the historical accounting basis presentation was a reduction in oil and natural gas properties of $39,031,194, with an offsetting reduction to additional paid in capital as of the Spin-Off Date.

The adjustments made as of and for the years ended December 31, 2023 and 2022 to address the error corrections needed for these two matters to more clearly align and reflect financial statements that comply with generally accepted accounting principles are detailed below and are further applied to comparative amounts in reports for subsequent periods.

Explanation of Adjustments Related to 2022 Consolidated Financial Statements

The Company’s initial Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 31, 2023 (the “2022 Original Filing”), stated the cost basis of oil and natural gas properties at $79,695,928.

After that filing the Company was notified that the auditing firm used for 2022 had been sanctioned by the SEC and was therefore required to engage new auditors for 2023 and 2022. The reaudit of 2022 ultimately resulted in a decision by management to impair 100% of the cost of oil and natural gas properties.

Reference on the schedule below the first adjustment to impair $79,695,928 and record $1,056,125 in additional accounts payable as of December 31, 2022, that should have been accrued for. The combination of these two amounts is adjusted in accumulated deficit on the consolidated balance sheet as well. A portion of the adjustment to accounts payable totaling $1,047,085 should have been capitalized to oil and gas properties and was additional impairment expense in the 2022 Original Filing leading to a total adjustment to impairment expense of $80,743,013. The additional adjustment of $9,040 in accounts payable related to general and administrative expenses incurred for the year ended December 31, 2022. These amounts affected the Company’s cashflow from operating activities.

As described above, the elimination of all value ascribed to the oil and natural gas properties by impairment of the oil and gas properties at December 31, 2022 was incorrectly based on a presumption of impairment in the absence of having established oil and natural gas reserves and without having yet secured an extension to the lease, and did not properly consider our stated intentions and rights to extend the lease coupled with our ongoing efforts to evaluate the Orogrande properties in the application of the full cost method of accounting, particularly with regard to unevaluated property costs.

After the Company filed the 2022 Original Filing, an adjustment was made to restore the 100% impairment as of December 31, 2022, that was included in the Company’s 2022 Original Filing. The adjustment in the amount of $80,743,013 is applied to reduce previously restated 2022 impairment expense for the year ended December 31, 2022 with the adjustment also effecting accumulated deficit in the same amount. This amount affected the Company’s cash flow from operating activities. The Company also identified an additional $92,253 in lease operating expenses that should have been incurred in 2022 with an offset to oil and natural gas properties. The amount also affected cashflows used in investing activities as a decrease in the amount of cash used in investment in oil and natural gas properties.

As described above, the consolidated financial statements as of December 31, 2022, are further adjusted to account for modification to accounting for the Spin-Off as the recission of a Prior Business Combination. The Company previously did not apply the guidance in ASC 845-10-30-3 and 8. The Company has determined the Spin-Off is the recission of a Prior Business Combination and therefore at the time of the Spin-Off the historical carrying value of the Company’s assets and liabilities should have been carried forward with no adjustment to fair value that was previously recorded at the time of the Prior Business Combination or as of the Spin-Off Date.

The net impact of returning to the historical cost basis was a reduction in oil and natural gas properties of $39,031,194, with the offset to reduce additional paid in capital since the fair value adjustment made previously on December 14, 2022 had increased additional paid in capital.

The conversion to change the reporting entity to include the impact of historical transactions required further adjustment to increase additional paid in capital by $88,532,203 with an offsetting increase of the same amount to accumulated deficit.

The financial statements are also restated to remove the previous presentation of predecessor and successor presentation on the consolidated statements of operations and cashflows for the year ended December 31, 2022. The Company should not have applied the predecessor and successor guidance related to the Spin-Off and the statements of operations, stockholder’s equity and cashflows have been restated in order to show the historical amounts related to the Company for a full 12-month period ended December 31, 2022

The impact of the above matters constitutes the adjustments to the following Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows.

RESTATEMENT OF PREVIOUSLY ISSUED 2022 CONSOLIDATED FINANCIAL STATEMENTS

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED BALANCE SHEETS

			December 31, 2022
			As Restated		As Restated
			for Comparative		Comparative for
	Original		in 2023 Form 10-K		2023 Form 10-K-A
	2022 Form 10K	Adjustment	Filed 7/17/24	Adjustment	Filed August 2025
ASSETS
Current assets:
Cash	$569,298	$-	$569,298	$-	$569,298
Accounts receivable	$-	$-	$-	$-	$-
Accounts receivable, related party	$177,519	$-	$177,519	$-	$177,519
Prepayments - development costs	$150,000	$-	$150,000	$-	$150,000
Prepaid expenses	$62,300	$-	$62,300	$-	$62,300
Total current assets	$959,117	$-	$959,117	$-	$959,117

Oil and natural gas properties	$79,695,928	$(79,695,928)	$-	$80,743,013	$41,619,567
				$(39,123,446)

Other assets	$80,179	$-	$80,179	$-	$80,179

TOTAL ASSETS	$80,735,224	$(79,695,928)	$1,039,296	$41,619,567	$42,658,863

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,891,649	$1,056,125	$4,947,774	$(10)	$4,947,764
Note Payable - META	$22,573,724	$-	$22,573,724	$-	$22,573,724
Note Payable - Related Party	$2,000,000	$-	$2,000,000	$-	$2,000,000
Accrued interest payable	$1,571,336	$-	$1,571,336	$-	$1,571,336

Total current liabilities	$30,036,709	$1,056,125	$31,092,834	$(10)	$31,092,824
	$-
Asset retirement obligations	$246,866	$-	$246,866	$-	$246,866
	$-
Total liabilities	$30,283,575	$1,056,125	$31,339,700	$(10)	$31,339,690

Stockholders’ equity (deficit):
Preferred stock, par value $0.0001, 50,000,000 shares authorized; -0- issued and outstanding December 31, 2022	$-	$-	$-	$-	$-
Common stock, par value $0.0001; 500,000,000 shares authorized; 165,472,241 issued and outstanding at December 31, 2022	$16,547	$-	$16,547	$-	$16,547
Additional paid-in capital	$51,345,640	$-	$51,345,640	$49,501,009	$100,846,649
Accumulated deficit	$(910,538)	$(80,752,053)	$(81,662,591)	$(7,881,432)	$(89,544,023)

Total stockholders’ equity (deficit)	$50,451,649	$(80,752,053)	$(30,300,404)	$41,619,577	$11,319,173

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$80,735,224	$(79,695,928)	$1,039,296	$41,619,567	$42,658,863

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENTS OF OPERATIONS

				Comparative for	Comparative for
	Original 2022 Form 10K	Original 2022 Form 10K		Original 2023 10K	Original 2023 10K		As Restated
	Successor Period	Predecessor Period	Restatement	Successor Period	Predecessor Period	Restatement	Comparative for
	December 15, 2022	January 1, 2022	Adjustment	December 15, 2022	January 1, 2022	Adjustment	2023 Form 10-K-A
	December 31, 2022	December 14, 2022	(Successor)	December 31, 2022	December 14, 2022	(Successor)	Filed August 2025
Oil and gas sales	$2,561	$38,273	$-	$2,561	$38,273	$-	$40,834

Operating expenses:

Lease operating expenses	$5,826	$68,488	$-	$5,826	$68,488	$92,253	$166,567
Production taxes	$229	$2,755	$-	$229	$2,755	$-	$2,984
General and administrative	$907,045	$7,905,860	$9,040	$916,085	$7,905,860	$-	$8,821,945
Impairment expense	$-	$-	$80,743,013	$80,743,013	$-	$(80,743,013)	$-
Total operating expenses	$913,100	$7,977,103	$80,752,053	$81,665,153	$7,977,103	$(80,650,760)	$8,991,496

Other income
Interest income	$1	$495	$-	$1	$495	$-	$496
Total other income	$1	$495	$-	$1	$495	$-	$496

Loss before income taxes	$(910,538)	$(7,938,335)	$(80,752,053)	$(81,662,591)	$(7,938,335)	$80,650,760	$(8,950,166)

Provision for income taxes	$-	$-	$-	$-	$-	$-	$-

Net loss	$(910,538)	$(7,938,335)	$(80,752,053)	$(81,662,591)	$(7,938,335)	$80,650,760	$(8,950,166)

Loss per common share:
Basic and Diluted	$(0.01)	$(0.05)		$(0.49)	$(0.05)		$(0.05)
Weighted average number of common shares outstanding:
Basic and Diluted	165,472,241	165,472,241		165,472,241	165,472,241		165,472,241

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Comparative for	Comparative for
	Original 2022 10K	Original 2022 10K		Original 2023 10K	Original 2023 10K		As Restated
	Successor	Predecessor		Successor	Predecessor		for Comparative in
	December 15, 2022	January 1, 2022	Adjustment	December 15, 2022	January 1, 2022	Adjustment	2023 Form 10-K-A
	December 31, 2022	December 14, 2022	(Successor)	December 31, 2022	December 14, 2022	(Successor)	Filed August 2025

Cash Flows From (Used in) Operating Activities
Net loss	$(910,538)	$(7,938,335)	$(80,752,053)	$(81,662,591)	$(7,938,335)	$80,650,760	$(8,950,166)
Adjustments to reconcile net loss to net cash from operations:
Accretion expense	$1,092			$1,092	$-	$-	$1,092
Bad debt expense	$-	$(26,612)		$-	$(26,612)	$-	$(26,612)
Impairment expense	$-	$-	$80,743,013	$80,743,013	$-	$(80,743,013)	$-
Change in:
Accounts receivable	$-	$74,310		$-	$74,310	$-	$74,310
Accounts receivable, related party	$-	$(14,153)		$-	$(14,153)	$-	$(14,153)
Prepayments - development costs	$-	$(150,000)		$-	$(150,000)	$-	$(150,000)
Other assets	$39,185	$(94,364)		$39,185	$(94,364)	$-	$(55,179)
Prepaid expenses	$(58,225)	$(1,408)		$(58,225)	$(1,408)	$-	$(59,633)
Accounts payable and accrued expenses	$1,154,917	$2,524,381		$2,209,867	$2,524,381	$-	$4,734,248
Accrued interest payable	$(1,091)	$-		$-	$-	$-	$-
Net cash from (Used in) operating activities	$225,340	$(5,626,181)		$1,272,341	$(5,626,181)	$(92,253)	$(4,446,093)
Cash Flows From (Used in) Investing Activities	$(1,976,029)	$(3,859,851)		$(3,023,030)	$(3,859,851)	$92,253	$(6,790,628)
Net cash from (Used in) investing activities	$(1,976,029)	$(3,859,851)		$(3,023,030)	$(3,859,851)	$92,253	$(6,790,628)

Cash Flows From Financing Activities	$2,000,000	$7,500,000		$2,000,000	$7,500,000	$-	$9,500,000
	$-	$316,600		$-	$316,600	$-	$316,600
Net cash from financing activities	$2,000,000	$7,816,600		$2,000,000	$7,816,600	$-	$9,816,600

Net increase (decrease) in cash	$249,311	$(1,669,432)		$249,311	$(1,669,432)	$-	$(1,420,121)

Cash - beginning of year	$319,987	$1,989,419		$319,987	$1,989,419	$-	$1,989,419
Cash - end of year	$569,298	$319,987	-	$569,298	$319,987	$-	$569,298

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-	$-	$-	$-	$-
Cash paid for state franchise tax	$-	$-	$-	$-	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Issuance of common stock	$-	$16,547	$-	$-	$16,547	$-	$16,547
Account payable reduced by expense offset	$15,638	$-	$-	$15,638	$-	$-	$15,638
Initial recognition of ARO liability	$-	$-	$-	$-	$-	$223,837	$223,837
Capitalized Interest included in interest payable	$74,210	$1,289,328	$-	$74,210	$1,289,328		$1,363,538

RESTATEMENT OF PREVIOUSLY ISSUED 2023 FINANCIAL STATEMENTS

The Company’s initial Annual Report on Form 10-K for the year ended December 31, 2023 filed on July 17, 2024 (the “2023 Original Filing”), is also restated to account for the changes noted above related to the financial statements as of and for the year ended December 31, 2022. The carry forward impact of the 2022 restatement was an increase to oil and natural gas properties of $41,619,567, an increase to additional paid in capital of $49,501,009 and an increase in accumulated deficit of $7,881,442.

Following the previous impairment of 100% of the value of oil and natural gas properties as of December 31, 2022, further impairments of development costs incurred in subsequent quarterly periods in 2023 were recorded in those periods to be consistent with the reversal of the 100% impairment at the end of 2022. As previously stated, the Company has determined this to be incorrect and reverse the impairment incurred during the year ended December 31, 2023 in the amount of $27,167,415. This amount is also adjusted to accumulated deficit as of December 31, 2023 and operating cashflows for the year ended December 31, 2023.

The Company has also restated each quarterly financial statement related to previously filed 2023 quarterly financial statements. See Note 3 for discussion and the restated consolidated financial statements for each quarter.

The Company also has made additional restatement adjustments to modify accounting for the acquisition of additional working interest in the Orogrande Project in April 2023. The consideration for the acquisition was common stock of the Company. Adjustments to the value per share of the stock issued were made to acknowledge the impact on the per share value of the stock, taking into account the corrections to the value of the Company assets as described above. The initial value of the stock issued in the acquisition was $15,838,073 and has been adjusted to $723,669. The decrease to oil and natural gas properties was $15,114,404 with an offset to decrease additional paid in capital. The amount also restated non-cash investing activities for a decrease of $15,114,404.

The impact of the above matters constitutes the adjustments to the following Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows.

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED BALANCE SHEETS

	December 31, 2023		Restated
	As Filed		December 31, 2023
	in 2023 Form 10-K		in 2023 Form 10-K-A
	Filed 7/17/24	Restatement	Filed August 2025
ASSETS
Current assets:
Cash	$1,668,847	-	1,668,847
Accounts receivable	207,470	-	207,470
Production receivable	1,412	-	1,412
Accounts receivable, related party	-	-	-
Prepayments - development costs	131,340	-	131,340
Prepaid expenses	76,741	-	76,741
Total current assets	2,085,810	-	2,085,810

Oil and natural gas properties	-	53,672,579	53,672,579

Other assets	105,179	-	105,179

TOTAL ASSETS	$2,190,989	53,672,579	$55,863,568

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,777,693	(8)	3,777,685
Preayments, working interest owners	311,281	-	311,281
Note Payable - Related Party	41,221,028	-	41,221,028
Accrued interest payable	3,870,175	-	3,870,175

Total current liabilities	49,180,177	(8)	49,180,169

Asset retirement obligations	248,651	-	248,651

Total liabilities	49,428,828	(8)	49,428,820

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, par value $0.0001, 50,000,000 shares authorized; -0- issued and outstanding December 31, 2023	-	-	-
Common stock, par value $0.0001; 500,000,000 shares authorized; 248,830,516 issued and outstanding at December 31, 2023;	24,883	-	24,883

Additional paid-in capital	71,956,656	34,386,604	106,343,260
Accumulated deficit	(119,219,378)	19,285,983	(99,933,395)

Total stockholders’ equity (deficit)	(47,237,839)	53,672,587	6,434,748

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,190,989	53,672,579	55,863,568

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENTS OF
OPERATIONS

	December 31, 2023		Restated
	As Filed		December 31, 2023
	in 2023 Form 10-K		in 2023 Form 10-K-A
	Filed 7/17/24	Restatement	Filed August 2025
Oil and gas sales	$26,031	$-	$26,031

Operating expenses:

Lease operating expenses	59,059	0	59,059
Production taxes	1,874	0	1,874
General and administrative	12,095,611	-	12,095,611
Impairment expense	27,167,415	(27,167,415)	-
Total operating expenses	39,323,959	(27,167,415)	12,156,544

Other income (expense)
Prospect fee income	1,700,000		1,700,000
Administration income	41,140		41,140
Interest income	1		1
Total expense, net	1,741,141	-	1,741,141

Loss before income taxes	(37,556,787)	27,167,415	(10,389,372)

Provision for income taxes	-	-	-

Net loss	$(37,556,787)	$27,167,415	$(10,389,372)

Loss per common share:
Basic and Diluted	$(0.21)		$(0.06)
Weighted average number of common shares outstanding:
Basic and Diluted	180,316,865		180,316,865

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2023		Restated
	As Filed		December 31, 2023
	in 2023 Form 10-K		in 2023 Form 10-K-A
	Filed 7/17/24	Adjustment	Filed August 2025
Cash Flows From (Used in) Operating
Net loss	$(37,556,787)	$27,167,415	$(10,389,372)
Adjustments to reconcile net loss to net cash from operations:
Accretion expense	1,785	-	1,785
Impairment expense	27,167,415	(27,167,415)	-
Expense related to stock based compensation	4,781,279	-	4,781,279
Prospect fee offset to note payable	(368,334)	-	(368,334)
Change in:
Accounts receivable	(208,882)	-	(208,882)
Prepayments - development costs	18,660	-	18,660
Other assets	(25,000)	-	(25,000)
Prepaid expenses	(14,441)	-	(14,441)
Accounts payable and accrued expenses	(1,353,787)	-	(1,353,787)
Net cash from (Used in) operating activities	(7,558,092)	-	(7,558,092)

Cash Flows From (Used in) Investing Activities
Investment in oil and gas properties	(8,653,640)	-	(8,653,640)
Net cash from (Used in) investing activities	(8,653,640)	-	(8,653,640)

Cash Flows From Financing Activities
Proceeds from notes payable	18,000,000	-	18,000,000
Payments on promissory notes	(1,000,000)	-	(1,000,000)
Prepayments, working interest owners	311,281	-	311,281
Net cash from financing activities	17,311,281	-	17,311,281

Net increase (decrease) in cash	1,099,549	-	1,099,549

Cash - beginning of year	569,298	-	569,298
Cash - end of year	$1,668,847	$-	$1,668,847

Supplemental disclosure of cash flow
Cash paid for interest	$199,345	$-	$199,345

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in working interest acquisition	$15,838,073	$(15,114,404)	$723,669
Account receivable cancelled in WI acquisition	$177,519	$-	$177,519
Capitalized Interest included in interest payable	$2,498,184	$-	$2,498,184

3.	RESTATEMENTS OF PREVIOUSLY ISSUED UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The Company’s Form 10-Qs as originally filed for each quarter ended in 2023, are also restated to account for the changes in Note 2 related to the financial statements as of and for the three months ended March 31, 2023, as of and for the three and six months ended June 30, 2023, and as of and for the three and nine months ended September 30, 2023. The carry forward impact of the 2022 restatement was an increase to oil and natural gas properties of $41,619,567, an increase to additional paid-in capital of $49,501,009 and an increase in accumulated deficit of $7,881,442 as of January 1, 2023. These amounts impact each of the quarter ended financial statements in the same as a carryforward.

RESTATEMENT OF PREVIOUSLY ISSUED INTERIM MARCH 31, 2023 FINANCIAL STATEMENTS

Restatements as of and for the three months ended March 31, 2023 consist of the carry forward impact of the error corrections described in Note 2 related to the reversal of fair value adjustment to account for the Spin-Off as a recission of a Prior Business Combination. This correction resulted in a decrease to oil and natural gas properties of $39,031,194 and an offset to additional paid in capital. Additionally to properly account for the Spin-Off and the impact of historical transactions the corrections increased additional paid in capital by $88,532,203 with an offsetting increase of the same amount to accumulated deficit. The Company also made a correction for the reclassification of lease operating expense in the amount of $92,252 that was offset to oil and natural gas properties. The Company also identified and adjusted stock compensation expense in the amount of $100,005. This amount also affected cashflow from operations.

The impact of the above matters constitutes the adjustments to the following Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows.

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED BALANCE SHEETS MARCH 31, 2023
UNAUDITED

	As Originally
	Reported	Restatement	As Restated
ASSETS
Current assets:
Cash	$5,301,647	$0	$5,301,647
Accounts receivable, related party	$177,519	$0	$177,519
Prepaid expenses	$51,184	$0	$51,184
Total current assets	$5,530,350	$0	$5,530,350

Oil and gas properties, net of impairment	$88,626,670	$(39,123,446)	$49,503,224

Other assets	$80,179	$0	$80,179

TOTAL ASSETS	$94,237,199	$(39,123,446)	$55,113,753

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current liabilities:
Accounts payable	$5,375,669	$0	$5,375,669
Note Payable - META	$21,589,362	$0	$21,589,362
Note Payable - Related Party	$16,875,000	$0	$16,875,000
Accrued interest payable	$1,935,084	$0	$1,935,084
Total current liabilities	$45,775,115	$0	$45,775,115

Asset retirement obligations	$252,731	$0	$252,731

Total liabilities	$46,027,846	$0	$46,027,846

Commitments and contingencies

Stockholders’ equity(deficit):
Preferred stock, par value $0.001, 500,000,000 shares authorized; -0- issued and outstanding March 31, 2023	$0	$0	$0
Common stock, par value $0.001; 500,000,000 shares authorized; 165,472,241 issued and outstanding at March 31, 2023;	$16,547	$0	$16,547
Additional paid-in capital	$51,490,795	$49,601,014	$101,091,809
Accumulated deficit	$(3,297,989)	$(88,724,460)	$(92,022,449)
Total stockholders’ equity(deficit)	$48,209,353	$(39,123,446)	$9,085,907

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$94,237,199	$(39,123,446)	$55,113,753

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months ended March 31, 2023
UNAUDITED

	As	As
	Originally Reported	Restatements	Restated
Oil and gas sales	$10,924	$0	$10,924

Operating expenses:

Lease operating expenses	$15,816	$0	$15,816
Production taxes	$786	$0	$786
General and administrative	$2,381,774	$90,975	$2,472,749
Impairment expense	$0	$0	$0
Total operating expenses	$2,398,376	$90,975	$2,489,351

Other income
Interest income	$1	$0	$1
Total other income	$1	$0	$1

Loss before income taxes	($2,387,451)	($90,975)	($2,478,426)

Provision for income taxes	$0	$0	$0

Net loss	($2,387,451)	($90,975)	($2,478,426)

Loss per common share:
Basic and Diluted	($0.01)	-	($0.01)
Weighted average number of common shares outstanding:
Basic and Diluted	165,472,241	-	165,472,241

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENTS OF CASH FLOWS THREE MONTHS ENDED MARCH 31, 2023
UNAUDITED

	As		As
	Originally Reported	Restatements	Restated
Cash Flows Used in Operating Activities
Net loss	($2,387,451)	($90,975)	($2,478,426)
Adjustments to reconcile net loss to net cash from operations:
Accretion expense	$5,865	$0	$5,865
Stock compensation expense	$145,155	$100,005	$245,160
Impairment expense	$0	$0	$0
Change in:
Prepayments - development costs	$150,000	$0	$150,000
Prepaid expenses	$11,117	$0	$11,117
Accounts payable and accrued expenses	$1,499,658	($9,030)	$1,490,628
Net cash used in operating activities	($575,656)	$0	($575,656)

Cash Flows Used in Investing Activities
Investment in oil and gas properties	($8,437,883)	$0	($8,437,883)

Net cash used in investing activities	($8,437,883)	$0	($8,437,883)

Cash Flows From Financing Activities
Proceeds from notes payable, related party	$14,875,000	$0	$14,875,000
Payments on promissory notes	($1,129,112)	$0	($1,129,112)
Net cash from financing activities	$13,745,888	$0	$13,745,888

Net increase in cash	$4,732,349		$4,732,349

Cash - beginning of year	$569,298	$0	$569,298
Cash - end of year	$5,301,647	$0	$5,301,647

Supplemental disclosure of cash flow information:
Cash paid for interest	$129,112	$0	$129,112
Cash paid for income tax	$0	$0	$0

Supplemental disclosure of non-cash investing and financing activities:
Capitalized Interest included in interest payable	$492,860	$0	$492,860

RESTATEMENT OF PREVIOUSLY ISSUED INTERIM JUNE 30, 2023 FINANCIAL STATEMENTS

The Company’s initial Form 10-Q for the quarter ended June 30, 2023 filed on August 14, 2023 (the “Q2 2023 Original Filing”).

After that filing the Company was notified that the auditing firm used for 2022 had been sanctioned by the SEC and was therefore required to engage new auditors for 2023 and 2022. The reaudit of 2022 ultimately resulted in a decision by management to impair 100% of the cost of oil and natural gas properties.

Restatements of the Q2 2023 Original Filing as of and for the three and six months ended June 30, 2023 consist of the carry forward impact of the adjustments described in Note 2. Additionally, impairment to oil and natural gas properties for the three and six months ended June 30, 2023 of $17,127,020 and $25,008,677 was incurred in the initial restatement to the Q2 2023 Original Filing. These amounts are also adjusted to accumulated deficit as of June 30, 2023 and cashflows from operating activities. The Company identified an error related to the valuation of stock based compensation and restated the Q2 2023 Original Filing for the three and six months ended June 30, 2023 of $596,868 and $687,833. These amounts affected general and administrative expenses, additional paid in capital and cashflows from operating activities.

As described in Note 2, the elimination of all value ascribed to the oil and natural gas properties by impairment of the oil and gas properties at December 31, 2022 was incorrectly based on a presumption of impairment in the absence of having established oil and natural gas reserves and without having yet secured an extension to the lease, and did not properly consider the Company’s stated intentions and rights to extend the lease coupled with the Company’s ongoing efforts to evaluate the Orogrande properties in the application of the full cost method of accounting, particularly with regard to unevaluated property costs.

After the Company filed the Form S-1/A filed August 28, 2024, additional restatements were made to restate oil and natural gas properties and additional historical balances as described in Note 2.

Following the previous impairment of 100% of the value of oil and natural gas properties as of December 31, 2022, further impairments of development costs incurred in subsequent quarterly periods in 2023 were recorded in those periods to be consistent with the reversal of the 100% impairment at the end of 2022. As previously stated the Company has determined this to be incorrect and reverse the impairment incurred during 2023. The amount of impairment that has been reversed for the three and six months ended June 30, 2023 is $17,127,020 and $25,008,677. These amounts are also adjusted to accumulated deficit as of June 30, 2023 and operating cashflows.

Additional adjustments have been made to modify accounting for the acquisition of additional working interest in the Orogrande Project in April 2023. The consideration for the acquisition was common stock of the Company. Adjustments to the value per share of the stock issued were made to acknowledge the impact on the per share value of the stock, taking into account the corrections to the value of the Company assets as described in Note 2 above. The initial value of the stock issued in the acquisition was $15,838,073 and has been adjusted to $723,669.

The impact of the above matters constitutes the adjustments to the following Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows.

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED BALANCE SHEETS - JUNE 30, 2023
UNAUDITED

			As Last Reported
	As		on Form S-1/A
	Originally		Filed		As
	Filed	Restatement	August 28, 2024	Restatement	Restated
ASSETS
Current assets:
Cash	$737,404	$0	$737,404	$0	$737,404
Prepayments - development costs	$4,034	$0	$4,034	$0	$4,034
Prepaid expenses	$32,614	$0	$32,614	$0	$32,614
Total current assets	$774,052	$0	$774,052	$0	$774,052

Oil and natural gas properties, net	$118,255,432	$(118,255,432)	$0	$51,513,840	$51,513,840

Other assets	$80,179	$0	$80,179	$0	$80,179

TOTAL ASSETS	$119,109,663	$(118,255,432)	$854,231	$51,513,840	$52,368,071

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,271,140	$0	$1,271,140	$0	$1,271,140
Note Payable - META	$21,589,362	$0	$21,589,362	$0	$21,589,362
Note Payable - Related Party	$19,000,000	$0	$19,000,000	$0	$19,000,000
Accrued interest payable	$2,511,173	$0	$2,511,173	$0	$2,511,173

Total current liabilities	$44,371,675	$0	$44,371,675	$0	$44,371,675

Asset retirement obligations	$258,802	$0	$258,802	$0	$258,802

Total liabilities	$44,630,477	$0	$44,630,477	$0	$44,630,477

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, par value $0.001, 500,000,000 shares authorized; -0- issued and outstanding June 30, 2023	$0		$0	$0	$0
Common stock, par value $0.001; 500,000,000 shares authorized; 248,830,516 issued and outstanding at June 30, 2023;	$99,905	($75,022)	$24,883	$0	$24,883
Additional paid-in capital	$80,133,023	($11,731,847)	$68,401,176	$34,386,605	$102,787,781
Accumulated deficit	$(5,753,742)	$(106,448,563)	$(112,202,305)	$17,127,235	$(95,075,070)
Total stockholders’ equity	$74,479,186	$(118,255,432)	$(43,776,246)	$51,513,840	$7,737,594

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$119,109,663	$(118,255,432)	$854,231	$51,513,840	$52,368,071

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENTS OF OPERATIONS
Six and Three Months Ended June 30, 2023
UNAUDITED

	Six Months Ended June 30, 2023					Three Months Ended June 30, 2023
			As Last Reported					As Reported
	As		on Form S-1/A			As		on Form S-1/A
	Originally		Filed		As	Originally		Filed		As
	Filed	Restatement	August 28, 2024	Restatement	Restated	Filed	Restatement	August 28, 2024	Restatement	Restated

Oil and natural gas sales	$15,765	$0	$15,765	$0	$15,765	$4,841	$0	$4,841	$0	$4,841

Operating expenses:
Lease operating expenses	$26,510	$0	$26,510	$0	$26,510	$10,694	$0	$10,694	$0	$10,694
Production taxes	$1,135	$0	$1,135	$0	$1,135	$349	$0	$349	$0	$349
General and administrative	$4,831,325	$687,833	$5,519,158	$0	$5,519,158	$2,449,551	$596,868	$3,046,419	$0	$3,046,419
Impairment expense	$0	$25,008,677	$25,008,677	($25,008,677)	$0	$0	$17,125,020	$17,125,020	($17,125,020)	$0
Total operating expenses	$4,858,970	$25,696,510	$30,555,480	($25,008,677)	$5,546,803	$2,460,594	$17,721,888	$20,182,482	($17,125,020)	$3,057,462

Other income
Interest income	$1	$0	$1	$0	$1	$0	$0	$0	$0	$0
Total other income	$1	$0	$1	$0	$1	$0	$0	$0	$0	$0

Loss before income taxes	($4,843,204)	($25,696,510)	($30,539,714)	$25,008,677	($5,531,037)	($2,455,753)	($17,721,888)	($20,177,641)	$17,125,020	($3,052,621)

Provision for income taxes	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0

Net loss	($4,843,204)	($25,696,510)	($30,539,714)	$25,008,677	($5,531,037)	($2,455,753)	($17,721,888)	($20,177,641)	$17,125,020	($3,052,621)

Loss per common share:
Basic and Diluted	($0.02)	-	($0.16)	-	($0.03)	($0.01)	-	($0.09)	-	($0.01)
Weighted average number of common shares outstanding:
Basic and Diluted	195,407,533	-	195,407,533	-	195,407,533	225,013,866	-	225,013,866	-	225,013,866

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2023
UNAUDITED

			As Last Reported
	As		on Form S-1/A
	Originally		Filed		As
	Filed	Restatement	August 28, 2024	Restatement	Restated

Cash Flows from (used in) Operating Activities
Net loss	($4,843,204)	($25,696,510)	($30,539,714)	$25,008,677	($5,531,037)
Adjustments to reconcile net loss to net cash from operations:					$0
Accretion expense	$11,936	$0	$11,936	$0	$11,936
Expense related to stock options issued	$528,927	$696,873	$1,225,800	$0	$1,225,800
Impairment expense	$0	$25,008,677	$25,008,677	($25,008,677)	$0
Change in:
Accounts receivable	$0	$0	$0	$0	$0
Accounts receivable, related party	$0	$0	$0	$0	$0
Prepayments - development costs	$150,000	$0	$150,000	$0	$150,000
Prepaid expenses	$25,652	$0	$25,652	$0	$25,652
Accounts payable and accrued expenses	($2,604,872)	($1,056,126)	($3,660,998)	$0	($3,660,998)
Net cash used in operating activities	($6,731,561)	($1,047,086)	($7,778,647)	$0	($7,778,647)

Cash Flows From (used in) Investing Activities
Investment in oil and natural gas properties	($8,900,988)	$1,047,086	($7,853,902)	$0	($7,853,902)
Net cash from (used in) investing activities	($8,900,988)	$1,047,086	($7,853,902)	$0	($7,853,902)

Cash Flows From Financing Activities
Proceeds from notes payable, related party	$17,000,000	$0	$17,000,000	$0	$17,000,000
Payments on promissory notes	($1,000,000)	$0	($1,000,000)	$0	($1,000,000)
Payments on accrued interest	($199,345)	$0	($199,345)	$0	($199,345)
Net cash from financing activities	$15,800,655	$0	$15,800,655	$0	$15,800,655

Net increase (decrease) in cash	$168,106	$0	$168,106	$0	$168,106

Cash - beginning of period	$569,298	$0	$569,298	$0	$569,298
Cash - end of period	$737,404	$0	$737,404	$0	$737,404

Supplemental disclosure of cash flow information:
Cash paid for interest	$199,345	$0	$199,345	$0	$199,345

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for working interest	$28,341,814	($12,503,742)	$15,838,072	($15,114,403)	$723,669
Account receivable-related party discharged in WI acqisition	$177,519	$0	$177,519	$0	$177,519
Capitalized Interest	$1,139,183	$0	$1,139,183	$0	$1,139,183

RESTATEMENT OF PREVIOUSLY ISSUED INTERIM SEPTEMBER 30, 2023 FINANCIAL STATEMENTS

The Company’s initial Form 10-Q for the quarter ended September 30, 2023 filed on November 14, 2023 (the “Q3 2023 Original Filing”).

After that filing the Company was notified that the auditing firm used for 2022 had been sanctioned by the SEC and the Company was therefore required to engage new auditors for 2023. In the course of the new auditors’ examination for the year ended December 31, 2023, it was required that opening entries carried forward from 2022 be examined. When it was discovered that all appropriate auditing procedures had not been applied in the previous 2022 audit, management extended the 2023 engagement to include reaudit of 2022 which ultimately resulted in a decision by management to impair 100% of the cost of oil and natural gas properties.

Restatements of the of the Q3 2023 Original Filing as of and for the three and nine months ended September 30, 2023 consist of the carry forward impact of the adjustments described in Note 2. Additionally, impairment to oil and natural gas properties for the three and nine months ended September 30, 2023 of $1,282,738 and $26,291,415 was incurred in the initial restatement to the Q3 2023 Original Filing. These amounts are also adjusted to accumulated deficit as of September 30, 2023 and cashflows from operating activities. The Company identified an error related to the valuation of stock based compensation and restated the Q3 2023 Original Filing for the three and nine months ended September 30, 2023 of $1,046,332 and $1,734,165. These amounts affected general and administrative expenses, additional paid in capital and cashflows from operating activities.

As described in Note 2, the elimination of all value ascribed to the oil and natural gas properties by impairment of the oil and natural gas properties at December 31, 2022 was incorrectly based on a presumption of impairment in the absence of having established oil and natural gas reserves and without having yet secured an extension to the lease, and did not properly consider the Company’s stated intentions and rights to extend the lease coupled with our ongoing efforts to evaluate the Orogrande properties in the application of the full cost method of accounting, particularly with regard to unevaluated property costs.

After the Company filed the Form 10-Q for September 30, 2024 on November 14, 2023, additional restatements were made to restate oil and natural gas properties and additional historical balances as described in Note 2.

Following the previous impairment of 100% of the value of oil and natural gas properties as of December 31, 2022, further impairments of development costs incurred in subsequent quarterly periods in 2023 were recorded in those periods to be consistent with the reversal of the 100% impairment at the end of 2022. As previously stated the Company has determined this to be incorrect and reverse the impairment incurred during 2023. The amount of impairment that has been reversed for the three and nine months ended September 30, 2023 is $1,282,738 and $26,291,415. These amounts are also adjusted to accumulated deficit as of September 30, 2023 and operating cashflows for those quarters.

The Company also has made additional restatement adjustments to modify accounting for the acquisition of additional working interest in the Orogrande Project in April 2023. The consideration for the acquisition was common stock of the Company. Adjustments to the value per share of the stock issued were made to acknowledge the impact on the per share value of the stock, taking into account the corrections to the value of the Company assets as described above. The initial value of the stock issued in the acquisition was $15,838,073 and has been adjusted to $723,669. The decrease to oil and natural gas properties was $15,114,404 with an offset to decrease additional paid in capital. The amount also restated non-cash investing activities for a decrease of $15,114,404.

The impact of the above matters constitutes the adjustments to the following Consolidated Balance Sheets, Consolidated Statements of Operations, and Consolidated Statements of Cash Flows.

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED BALANCE SHEETS - SEPTEMBER 30, 2023
UNAUDITED

			As Last Reported
			for Comparative
			9/30/2023 in 10Q for
	As		9/30/2024
	Originally		Filed		As
	Filed	Restatement	November 13, 2024	Restatement	Restated
ASSETS
Current assets:
Cash	$4,884,997	$0	$4,884,997	$0	$4,884,997
Prepayments - development costs	$110,750	$0	$110,750	$0	$110,750
Prepaid expenses	$70,908	$0	$70,908	$0	$70,908
Total current assets	$5,066,655	$0	$5,066,655	$0	$5,066,655

Oil and natural gas properties, net	$119,538,170	($119,538,170)	$0	$52,796,578	$52,796,578

Other assets	$105,179	$0	$105,179	$0	$105,179

TOTAL ASSETS	$124,710,004	($119,538,170)	$5,171,834	$52,796,578	$57,968,412

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,285,641	$0	$1,285,641	$0	$1,285,641
Prepayments, working interest owners	$5,611,892	$0	$5,611,892	$0	$5,611,892
Note Payable - Related Party	$41,589,362	$0	$41,589,362	$0	$41,589,362
Accrued interest payable	$3,191,007	$0	$3,191,007	$0	$3,191,007

Total current liabilities	$51,677,902	$0	$51,677,902	$0	$51,677,902

Asset retirement obligations	$264,826	$0	$264,826	$0	$264,826

Total liabilities	$51,942,728	$0	$51,942,728	$0	$51,942,728
Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, par value $0.001, 500,000,000 shares authorized; -0- issued and outstanding September 30, 2023	$0	$0	$0	$0	$0
Common stock, par value $0.001; 500,000,000 shares authorized; 248,830,516 issued and outstanding at September 30, 2023;	$24,883	$0	$24,883	$0	$24,883

Additional paid-in capital	$80,971,349	($23,282,357)	$57,688,992	46,899,385	$104,588,377
Accumulated deficit	$(8,228,956)	$(96,255,813)	$(104,484,769)	5,897,193	$(98,587,576)
Total stockholders’ equity	$72,767,276	$(119,538,170)	$(46,770,894)	$52,796,578	$6,025,684

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$124,710,004	$(119,538,170)	$5,171,834	$52,796,578	$57,968,412

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine and Three Months Ended September 30, 2023
UNAUDITED

		Nine Months Ended September 30, 2023					Three Months Ended September 30, 2023
			As Last Reported					As Last Reported
	As		for Comparative			As		for Comparative
	Originally		9/30/2023 in 10Q		As	Originally		9/30/2023 in 10Q		As
	Filed	Restatement	for 9/30/2024	Restatement	Restated	Filed	Restatement	for 9/30/2024	Restatement	Restated

Oil and natural gas sales	$23,496	$0	$23,496	$0	$23,496	$7,731	$0	$7,731	$0	$7,731

Operating expenses:
Lease operating expenses	$36,812	$0	$36,812	$0	$36,812	$10,302	$0	$10,302	$0	$10,302
Production taxes	$1,692	$0	$1,692	$0	$1,692	$557	$0	$557	$0	$557
General and administrative	$7,303,411	$1,725,125	$9,028,536		$9,028,536	$2,472,086	$1,037,292	$3,509,378	$0	$3,509,378
Impairment expense	$0	$26,291,415	$26,291,415	($26,291,415)	$0	$0	$1,282,738	$1,282,738	($1,282,738)	$0
Total operating expenses	$7,341,915	$28,016,540	$35,358,455	($26,291,415)	$9,067,040	$2,482,945	$2,320,030	$4,802,975	($1,282,738)	$3,520,237

Other income
Interest expense	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0
Interest income	$1	$0	$1	$0	$1	$0	$0	$0	$0	$0
Total other income	$1	$0	$1	$0	$1	-	-	-	-	-

Loss before income taxes	($7,318,418)	($28,016,540)	($35,334,958)	$26,291,415	($9,043,543)	($2,475,214)	($2,320,030)	($4,795,244)	$1,282,738	($3,512,506)

Provision for income taxes	$0	$0	$0	$0	$0	$0	$0	$0	$0	$0

Net loss	($7,318,418)	($28,016,540)	($35,334,958)	$26,291,415	($9,043,543)	($2,475,214)	($2,320,030)	($4,795,244)	$1,282,738	($3,512,506)

Loss per common share:
Basic and Diluted	($0.04)	-	($0.17)	-	($0.04)	($0.01)	-	($0.02)	-	($0.01)
Weighted average number of common shares outstanding:
Basic and Diluted	185,319,449	-	213,410,883	-	213,410,883	248,830,516	-	248,860,516	-	248,860,516

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2023
UNAUDITED

			As last Reported
			for Comparative
			9/30/2023 in 10Q for
	As		9/30/2024
	Originally		Filed		As
	Filed	Restatement	November 13, 2024	Restatement	Restated

Cash Flows From (used in) Operating Activities
Net loss	($7,318,418)	($28,016,540)	($35,334,958)	$26,291,415	($9,043,543)
Adjustments to reconcile net loss to net cash from operations:
Accretion expense	$17,961	$0	$17,961	$0	$17,961
Expense related to stock options issued	$1,292,231	$1,734,165	$3,026,396	$0	$3,026,396
Impairment expense	$0	$26,291,415	$26,291,415	($26,291,415)	$0
Change in:
Accounts receivable	($4,271)	$0	($4,271)	$0	($4,271)
Accounts receivable, related party	-	$0	$0	$0	$0
Prepayments - development costs	$43,520	$0	$43,520	$0	$43,520
Prepaid expenses	($8,608)	$0	($8,608)	$0	($8,608)
Other assets	($25,000)	$0	($25,000)	$0	($25,000)
Accounts payable and accrued expenses	($2,590,371)	($1,056,126)	($3,646,497)	$0	($3,646,497)
Net cash from (used in) operating activities	($8,592,956)	($1,047,086)	($9,640,042)	$0	($9,640,042)

Cash Flows From Investing Activities
Investment in oil and natural gas properties	($9,503,892)	$1,047,086	($8,456,806)	$0	($8,456,806)
Net cash from (used in) investing activities	($9,503,892)	$1,047,086	($8,456,806)	$0	($8,456,806)

Cash Flows From Financing Activities
Proceeds from notes payable, related party	$18,000,000	$0	$18,000,000	$0	$18,000,000
Payments on promissory notes	($1,000,000)	$0	($1,000,000)	$0	($1,000,000)
Payments on accrued interest	($199,345)	$0	($199,345)	$0	($199,345)
Prepayments, working interest owners	$5,611,892	$0	$5,611,892	$0	$5,611,892
Net cash from financing activities	$22,412,547	$0	$22,412,547	$0	$22,412,547

Net increase (decrease) in cash	$4,315,699	$0	$4,315,699	$0	$4,315,699

Cash - beginning of period	$569,298	$0	$569,298	$0	$569,298

Cash - end of period	$4,884,997	$0	$4,884,997	$0	$4,884,997

Supplemental disclosure of cash flow information:
Cash paid for interest	$199,345	$0	$199,345	$0	$199,345

Supplemental disclosure of non-cash investing and financing activities:

Common stock issued for working interest	$28,341,814	($12,503,742)	$15,838,072	($15,114,403)	$723,669
Account receivable-related party discharged in WI acqisition	$177,519	$0	$177,519	$0	$177,519
Capitalized Interest	$1,819,016	$0	$1,819,016	$0	$1,819,016

SUMMARY OF RESTATEMENTS IMPACT BY PERIOD

The following schedules summarize the impacts of the aggregate 2022 restatements detailed in Note 2 above and the aggregate 2023 restatements detailed in Note 3 above.

Additionally, the impacts on the interim first, second, and third quarters of 2023 are presented.

NEXT BRIDGE HYDROCARBONS INC
SUMMARY OF RESTATEMENTS
DECEMBER 31, 2022 THROUGH JUNE 30, 2023

	December 31, 2022			March 31, 2023		June 30, 2023			Three Months Ended June 30, 2023
	Originally	Previously		Originally		Originally	Previously		Originally	Previously
	Reported	Restated	Currently	Reported	Currently	Reported	Restated	Currently	Reported	Restated	Currently
	03/31/23	07/17/24	Restated	05/15/23	Restated	08/14/23	08/28/24	Restated	08/14/23	08/28/24	Restated
BALANCE SHEETS
Oil and natural gas properties	$79,695,928	$0	$41,619,567	$88,626,670	$49,503,224	$118,255,432	$0	$51,513,840
Total Assets	$80,735,224	$1,039,296	$42,658,863	$94,237,199	$55,113,753	$119,109,663	$854,231	$52,368,071
Additional paid-in capital	$51,345,640	$51,345,640	$100,846,649	$51,490,795	$101,091,809	$80,133,023	$68,401,176	$102,787,781
Accumulated deficit	$(910,538)	$(81,662,591)	$(89,544,023)	$(3,297,989)	$(92,022,449)	$(5,753,742)	$(112,202,305)	$(95,075,070)
Total stockholders’ equity	$50,451,649	$(30,300,404)	$11,319,173	$48,209,353	$9,085,907	$74,479,186	$(43,776,246)	$7,737,594
Total Liabilities and Stockholders’ equity	$80,735,224	$1,039,296	$42,658,863	$94,237,199	$55,113,753	$119,109,663	$854,231	$52,368,071

STATEMENTS of OPERATIONS
Impairment expense	$0	$80,743,013	$0	$0	$0	$0	$25,008,677	$0	$0	$17,125,020	$0
Lease operating expenses	$74,314	$74,314	$166,567	$15,816	$15,816	$26,510	$26,510	$26,510	$10,694	$10,694	$10,694
Total operating expenses	$8,890,203	$89,642,256	$8,991,496	$2,398,376	$2,489,351	$4,858,970	$30,555,480	$5,546,803	$2,460,594	$20,182,482	$3,057,462
Net loss	$8,848,873	$81,662,591	$8,950,166	$2,387,451	$2,478,426	$4,843,204	$30,539,714	$5,531,037	$2,455,753	$20,177,641	$3,052,621

STATEMENTS of CASH FLOWS
Net loss	$8,848,873	$81,662,591	$8,950,166	$2,387,451	$2,478,426	$4,843,204	$30,539,714	$5,531,037
Impairment expense	$0	$(80,743,013)	$0	$0	$0	$0	$(25,008,677)	$0

NEXT BRIDGE HYDROCARBONS INC
SUMMARY OF RESTATEMENTS
SEPTEMBER 30, 2023 THROUGH YEAR ENDED DECEMBER 31, 2023

	September 30, 2023			Three Months Ended September 30, 2023			December 31, 2023
	Originally	Previously		Originally	Previously		Originally
	Reported	Restated	Currently	Reported	Restated	Currently	Reported	Currently
	11/14/23	11/13/24	Restated	08/14/23	08/28/24	Restated	07/17/24	Restated
BALANCE SHEETS
Oil and natural gas properties	$119,538,170	$0	$52,796,578				$0	$53,672,579
Total Assets	$124,710,004	$5,171,834	$57,968,412				$2,190,989	$55,863,568
Additional paid-in capital	$80,971,349	$57,688,992	$104,588,377				$71,956,656	$106,343,260
Accumulated deficit	$(8,228,956)	$(104,484,769)	$(98,587,576)				$(119,219,378)	$(99,933,395)
Total stockholders’ equity	$72,767,276	$(46,770,894)	$6,025,684				$47,237,839	$6,434,748
Total Liabilities and Stockholders’ equity	$124,710,004	$5,171,834	$57,968,412				$2,190,989	$55,863,568

STATEMENTS of OPERATIONS
Impairment expense	$0	$26,291,415	$0	$0	$1,282,738	$0	$27,167,415	$0
Lease operating expenses	$36,812	$36,812	$36,812	$10,302	$10,302	$10,302	$59,059	$59,059
Total operating expenses	$7,341,915	$35,358,455	$9,067,040	$2,482,945	$4,802,975	$3,520,237	$39,323,959	$12,156,544
Net loss	$7,318,418	$35,334,958	$9,043,543	$2,475,214	$4,795,244	$3,512,506	$37,556,787	$10,389,372

STATEMENTS of CASH FLOWS
Net loss	$7,318,418	$35,334,958	$9,043,543	$37,556,787	$10,389,372
Impairment expense	$0	$(26,291,415)	$0	$27,167,415	$0

4.	GOING CONCERN

At December 31, 2023, the Company had not yet achieved profitable operations. The Company had a restated net loss of $10,389,372 for the year ended December 31, 2023. The Company expects to incur further losses in the development of its business. The Company had a working capital deficit as of December 31, 2023, of $47,094,359. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

5.	SIGNIFICANT ACCOUNTING POLICIES

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

Management reviews receivables periodically and reduces the carrying amount by an allowance for credit losses that reflects management’s best estimate of the amount expected to be collected in the future. As of December 31, 2023 and 2022, no allowance for expected credit losses was considered necessary.

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

Oil and natural gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological, and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. The Company allocates a portion of its acquisition costs to unevaluated properties based on relative value. Costs are transferred to the full cost pool as the properties are evaluated over the life of the reservoir. Unevaluated properties are reviewed for impairment at least quarterly and are determined through an evaluation considering, among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plan, and political, economic, and market conditions. The Company recorded no impairment expense for the year ended December 31, 2023, and for the year ended December 31, 2022.

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

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The Company had no dilutive shares for the year ended December 31, 2023, or for the year ended December 31, 2022. Reference Note 9 to the Financial Statements regarding outstanding Stock Options.

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

6.	RESTATED OIL AND NATURAL GAS PROPERTIES

The following table presents the capitalized costs for oil and natural gas properties of the Company:

	Restated	Restated
	December 31, 2023	December 31, 2022

Evaluated costs subject to amortization	$-	$-
Unevaluated costs	53,672,579	41,619,567
Total capitalized costs	53,672,579	41,619,567
Less accumulated depreciation, depletion and amortization	-	-

Total oil and gas properties	$53,672,579	$41,619,567

Unevaluated costs as of December 31, 2023, and December 31, 2022, include cumulative costs of developing the Orogrande Project.

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

Effective March 27, 2017, the Orogrande acreage became subject to a Development Unit Agreement 2837 with University Lands (“DDU Agreement”), which allows for all 192 existing leases covering approximately 134,000 gross acres leased from University Lands to be combined into one drilling and development unit for development purposes. The term of the DDU Agreement expires on December 31, 2024, and the time to drill on the drilling and development unit continues through December 31, 2024. The DDU Agreement grants the right to extend the DDU Agreement through December 31, 2029 if compliance with the DDU Agreement is met and the extension fee associated with the additional time is paid. The Company expects to exercise its option to extend the term under the DDU Agreement prior to its expiration.

Drilling obligations under the DDU Agreement include five wells per year in the years 2021, 2022 and 2023 and five wells in 2024. The drilling obligations were minimum yearly requirements and may be exceeded if acceleration is desired.

On October 8, 2024, the Company received notice from University Lands that they would not be allowing the extension of the Orogrande DDU Agreement at its scheduled renewal date of December 31, 2024.

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

Option Agreement with Masterson Hazel Partners, LP

On August 13, 2020, the Company’s subsidiaries TEI and Torchlight Hazel (collectively, “Torchlight Subs”) entered into an option agreement (the “Option Agreement”) with Masterson Hazel Partners, LP (“MHP”) and MPC. Under the agreement, MHP was obligated to drill and complete, or cause to be drilled and completed, at its sole cost and expense, a new lateral well (the “Well”) on the Hazel Project, sufficient to satisfy Torchlight Subs’s continuous development obligations on the southern half of the prospect no later than September 30, 2020. MHP has satisfied this drilling obligation. MHP paid Torchlight Subs $1,000 as an option fee at the time of execution of the Option Agreement. MHP is entitled to receive, as its sole recourse for the recoupment of drilling costs, the revenue from production of the Well attributable to the Torchlight Subsidiary’s interest until such time as it has recovered its reasonable costs and expenses for drilling, completing, and operating the well.

In exchange for MHP satisfying the above drilling obligations, Torchlight Subs granted to MHP the exclusive right and option to perform operations, at MHP’s sole cost and expense, on the Hazel Project sufficient to satisfy Torchlight Subsidiary’s continuous development obligations on the northern half of the prospect. MHP declined to exercise its option to purchase the entire Hazel Project in 2021.

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

7.	RELATED PARTY BALANCES

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

On October 1, 2023, the Company entered into an amendment to the 2021 Note and an amendment to Loan Agreement in order to extend each of the 2021 Note Maturity Date and the Maturity Date respectively from October 3, 2023 to March 31, 2024. Additional amendments have extended the maturity date to June 30, 2025.

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

On December 31, 2023, the Company entered into an amendment to the 2022 Note in order to extend the 2022 Note Maturity Date from October 3, 2023 to March 31, 2024. Additional amendments have extended the maturity date to June 30, 2025.

8.	COMMITMENTS AND CONTINGENCIES

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

On March 18, 2021, Cordax filed a lawsuit in Hudspeth County, Texas seeking to foreclose its mineral lien against the Orogrande Field in the amount of $104,500. and recover related attorney’s fees. The foreclosure action, Datalog LWT Inc. d/b/a Cordax Evaluation Technologies v. Torchlight Energy Resources, Inc., was filed in the 205th Judicial District Court of Hudspeth County, Texas. The Company is contesting the lien in good faith and filed a Plea in Abatement on May 10, 2021, seeking a stay in the Hudspeth County lien foreclosure case pending final disposition of the related case currently pending in Harris County, Texas. The Company is required to indemnify Meta in connection with this matter pursuant to the terms of the Distribution Agreement with Meta. As part of the settlement in the Harris County case, Cordax released the mineral lien, and the case has been dismissed with prejudice.

On March 15, 2024, a securities class action captioned Targgart v. Next Bridge Hydrocarbons, Inc., et al., No. 24-cv-1927, was filed in the U.S. District Court for the Eastern District of New York. The action is brought on behalf of a putative class of persons or entities that acquired the Company’s shares in connection with the Company’s spin-off from Meta Materials, Inc., in December 2022. The complaint names as defendants the Company and certain of its current and former officers and directors. The complaint asserts claims under Sections 11 and 15 of the Securities Act, alleging that the Form S-1 that the Company filed with the SEC on July 14, 2022, which became effective on November 18, 2022, contained untrue statements or omissions. The complaint seeks, among other things, unspecified statutory and compensatory damages. On August 12, 2024, the case was transferred to the Northern District of Texas. On September 9, 2024, plaintiffs filed an amended complaint that added a Section 12(a)(2) claim against the Company. Defendants moved to dismiss the complaint, and on July 3, 2025, the Court granted that motion. Targgart has filed a notice of appeal.

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

9.	STOCKHOLDERS’ EQUITY

The Company has 500,000,000 authorized shares of common stock, par value of $0.0001 per share and 50,000,000 authorized shares of preferred stock, par value of $0.0001 per share. As of December 31, 2022, the Company had 165,472,241 outstanding shares of common stock outstanding that had been issued in the Spin-Off transaction on December 14, 2022, and no shares of preferred stock outstanding.

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

All options outstanding were fully vested as of December 31, 2023.

Options granted were valued using the Black-Scholes Option Pricing Model resulting in a total value of $4,781,279. Option expense for the year ended December 31, 2023, net of forfeitures, was $4,781,279.

Inputs to the Black-Scholes Model are as follows:

Risk-free interest rate	4.00%
Expected volatility of common stock	125.39%
Dividend yield	0.00%
Discount due to lack of marketability	0%
Expected life of option/warrant	Ten Years

A summary of stock options outstanding as of December 31, 2023, all of which expire in 2033, including the relevant exercise price is presented below:

Exercise	Expiration
Price	2033	Total
$1.2056	29,237,632	29,237,632
	29,237,632	29,237,632

10.	INCOME TAXES

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

11.	NOTES PAYABLE, RELATED PARTIES

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

12.	ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligations liability through December 31, 2023:

Asset retirement obligations – January 1, 2022	$21,937

Accretion expense	1,092
Estimated liabilities recorded	223,837
Asset retirement obligations – December 31, 2022	$246,866

Accretion expense	1,785
Estimated liabilities recorded	-
Asset retirement obligations – December 31, 2023	$248,651

13.	SUBSEQUENT EVENTS

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

In March 2024, we entered into and closed a Contribution Agreement with Wildcat Partners SPV, LLC, a Delaware limited liability company (“Wildcat”), under which Wildcat transferred to us 100% of the issued and outstanding membership interests in each of (a) Wildcat Cowboy, LLC, a Texas limited liability company (“Cowboy”), (b) Wildcat Packer, LLC, a Texas limited liability company (“Packer”), (c) Wildcat Panther, LLC, a Texas limited liability company (“Panther”) and (d) Wildcat Valentine, LLC, a Texas limited liability company (“Valentine”). As consideration, we issued 2,500,000 shares of our common stock, under the terms and conditions of the Contribution Agreement.

The accounting treatment of the stock issuance reported in our original filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, for the Wildcat acquisition, was based on an independent valuation of our common stock, which valuation was used in recording the subsequent sale of a portion of the assets acquired that initially resulted in a gain on sale of those assets of $618,502. After subsequently reconsidering the valuation method alternatives for the basis of the stock issued, the cash received from the subsequent sales was used to substitute for the independent valuation in recording of the sale of the assets. A restatement of the transaction will be recorded in the Company’s 10K for the year ended December 31, 2024 (not yet filed at the date of this report) having the effect of reducing the gain on sale to $-0-.

On April 2, 2024, we entered into a Consulting Agreement with an individual, under which the Consultant has agreed to provide analysis and advisory services to us for consideration of 100,000 shares of common stock.

With respect to Targgart v. Next Bridge Hydrocarbons Inc., on August 12, 2024 the case was transferred to the Northern District of Texas. On September 9, 2024, plaintiffs filed an amended complaint that added a Section 12(a)(2) claim against the Company. Defendants moved to dismiss the complaint, and on July 3, 2025, the Court granted that motion. Targgart has filed a notice of appeal.

On October 8, 2024, the Company received notice from University Lands that they would not be allowing the extension of the Orogrande DDU agreement at its scheduled renewal date of December 31, 2024.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. For the restated years 2023 and 2022 disclosures included in this filing, acknowledgement was given to the impact of the restatement matters, in turn, resulted in the need to restate 2023 and 2022. The extensive amount of additional work and time required resulted in non-timely filing. Reference Explanatory Note and disclosures in Note 2 to the financial statements. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (a) were not effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 9B.	Other Information

None.

PART III

Item 14.	Principal Accountant Fees and Services - Restated

The fees billed to us for the years ended December 31, 2023 and 2022 by our independent registered public accounting firm, M&K CPAS, PLLC, are set forth below:

	Year Ended December 31(5)
	2023	2022
Audit Fees(1)	$70,250	$89,300
Audit Related Fees(2)
Tax Fees(3)	-	-
All Other Fees(4)	24,500	-

Total Fees	$94,750	$89,300

(1)	Audit fees represents the aggregate fees billed to us by M&K CPAS, PLLC, of Woodlands, Texas for professional services rendered for the audit of our financial statements for the year ended December 31, 2022 and 2023, as restated.

(2)	Audit-related fees represent fees billed for services rendered with respect to the fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, as restated, and are not reported under “Audit Fees”.

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All other 2023 fees consist of fees billed for consents and a comfort letter related to our registration statement on Form S-1 filed with the SEC on August 28, 2024.

(5)	The information presented in this table excludes the audit fees and audit-related fees billed for services rendered by our previous accounting firm prior to the restatement of financial statements for the years ended December 31, 2022 and 2023, which are presented below:

	Year Ended December 31
	2023	2022
Audit Fees(a)	$82,500	$165,000
Audit Related Fees(b)	247,500	-
Tax Fees(c)	-	-
All Other Fees(d)	165,000	-

Total Fees	$495,000	$165,000

(a)	Audit fees represent the aggregate fees billed to us by BF Borgers, CPA for professional services rendered for the audit of our financial statements for the year ended December 31, 2022 and 2023, prior to the restatement.

(b)	Audit-related fees represent fees billed for services rendered during the fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, prior to the restatement, and are not reported under “Audit Fees”.

(c)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(d)	All other 2023 fees consist of fees billed for auditor consents delivered with respect to registration statements on Form S-1 (File Nos., 333-269366, 333-266143, and 333-273442) filed with the SEC.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	Financial Statements—See the Index to Consolidated Financial Statements, together with the report thereon of M&K CPAS PLLC dated [●], 2025 under Part II, Item 8 “Consolidated Financial Statements and Supplementary Data”.

(2)	All financial statement schedules are omitted because they are not applicable, or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

(3)	Exhibits. The following exhibits to this Form 10-K/A are intended to supplement the exhibits listed and/or filed with the 2023 Original Filing.

Exhibit Number	Exhibit Description

31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Labels Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	To be filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXT BRIDGE HYDROCARBONS, INC.

Date: September 15, 2025	By:	/s/ Gregory McCabe
Gregory McCabe
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory McCabe	Chairman and Chief
Gregory McCabe	Executive Officer	September 15, 2025

/s/ Roger Wurtele
Roger Wurtele	Chief Financial Officer	September 15, 2025

/s/ Robert L. Cook
Robert L. Cook	Director	September 15, 2025

/s/ Edward Pocock III
Edward Pocock III	Director	September 15, 2025