Form 10-Q/A
period 2024-03-31
Next Bridge Hydrocarbons, Inc.
filed 2025-10-09
CIK 1936756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.0001, as of October 9, 2025 was 264,387,563.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) of Next Bridge Hydrocarbons, Inc. (the “Company,” “we,” “our,” or “us”) for the three months ended March 31, 2024 is filed to amend, correct errors, and restate certain items presented in the Company’s Form 10-Q for the three months ended March 31, 2024, which was initially filed with the U.S. Securities and Exchange Commission (“SEC”) on July 31, 2024 (the “Original Filing”).

Additionally this Form 10-Q/A includes consolidated comparative financial statements and disclosures for the three months ended March 31, 2023 which have been restated from the Form 10-Q, previously filed on May 15, 2023, for the three months ended March 31, 2023 with the SEC, which interim financial statement for the three months ended March 31, 2023 were originally restated in the Company’s Form 10-K/A filed on September 16, 2025 (the “Form 10-K/A”). Reference Note 3 in the notes to financial statement in the Form 10-K/A for more detailed disclosure regarding such 2023 interim financial statements.

Other than as described below, this Form 10-Q/A does not reflect adjustments for events occurring after the filing of the Original Filing except to the extent that they are otherwise required to be included and discussed herein.

Items Amended in this Filing

This Form 10-Q/A amends and corrects the consolidated financial statements and related disclosures from the Original Filing principally as it relates to impairment expense and correction of the accounting for the subsequent sale of mineral properties shortly after their acquisition in March 2024.

The accounting treatment of the stock issuance reported in our Form 10-Q for the quarter ended March 31, 2024, for the Wildcat acquisition, was based on an independent valuation of our common stock, which was used in recording the subsequent sale of a portion of the assets acquired that resulted in a gain on sale of those assets of $618,502. After subsequently reconsidering, the valuation method alternatives for the basis of the stock issued, the cash received from the subsequent sales has been used as a basis for the initial valuation in recording of the sale of the assets. An adjustment of the transaction has been recorded to reduce the gain on sale to $-0-.

Reference Note 12 in the accompanying Notes to Financial Statements for detailed disclosure of items amended by this restatement.

The impact of changes made in the Form 10-K/A for 2023 have also been included in this Form 10-Q/A for the three months ended March 31, 2024.

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

Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason. They can be affected by a number of factors, including, among others:

●	the risks described in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K/A for the year ended December 31, 2023;

●	the volatility of prices and supply of, and demand for, oil and natural gas;

●	the timing and success of our drilling activities;

●	the numerous uncertainties inherent in estimating quantities of oil and natural gas reserves and actual future production rates and associated costs;

●	our ability to successfully identify, execute or effectively integrate future acquisitions;

●	the usual hazards associated with the oil and natural gas industry, including fires, well blowouts, pipe failure, spills, explosions and other unforeseen hazards;

●	our ability to effectively market our oil and natural gas;

●	the availability of rigs, equipment, supplies and personnel;

●	our ability to discover or acquire additional reserves;

●	our ability to satisfy future capital requirements;

●	changes in regulatory requirements;

●	general economic conditions, status of the financial markets and competitive conditions;

●	our ability to retain key members of our senior management and key employees; and

●	our ability to renew oil and gas leases before they expire.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Restated
	March 31	December 31
	2024	2023
ASSETS
Current assets:
Cash	$2,174,661	$1,668,847
Accounts receivable	243,113	207,470
Production receivable	1,382	1,412
Prepayments - development costs	228,367	131,340
Prepaid expenses	56,304	76,741
Total current assets	2,703,827	2,085,810

Oil and natural gas properties	54,766,237	53,672,579
Other assets	105,179	105,179

TOTAL ASSETS	$57,575,243	$55,863,568

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,341,084	$3,777,685
Prepayments, working interest owners	-	311,281
Note payable - related party	42,499,082	41,221,028
Note payable	2,000,000	-
Accrued interest payable - related party	4,552,205	3,870,175
Accrued interest payable	20,667	-
Total current liabilities	50,413,038	49,180,169

Asset retirement obligations	254,554	248,651
Total liabilities	50,667,592	49,428,820

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, par value $0.0001, 50,000,000 shares authorized; -0- issued and outstanding March 31, 2024 and December 31, 2023	-	-
Common stock, par value $0.0001; 500,000,000 shares authorized; 251,830,516 issued and outstanding at March 31, 2024 248,830,516 issued and outstanding at December 31, 2023;	25,183	24,883
Additional paid-in capital	107,590,866	106,343,260
Accumulated deficit	(100,708,398)	(99,933,395)
Total stockholders’ deficit	6,907,651	6,434,748

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$57,575,243	$55,863,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Restated
	Three	Three
	Months Ended	Months Ended
	March 31, 2024	March 31, 2023

Oil and natural gas sales	$3,567	$10,924

Operating expenses:
Lease operating expenses	36,811	15,816
Production taxes	257	786
General and administrative	751,502	2,472,749
Total operating expenses	788,570	2,489,351

Other income (expense)
Gain on sale of properties	-	-
Administration income	10,000	-
Interest income	-	1
Total other income	10,000	1

Loss before income taxes	(775,003)	(2,478,426)

Provision for income taxes	-	-

Net loss	$(775,003)	$(2,478,426)

Loss per common share:
Basic and Diluted	$(0.00)	$(0.01)
Weighted average number of common shares outstanding:
Basic and Diluted	249,055,791	165,472,241

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED, AS RESTATED)

	Common	Common	Additional
	stock	stock	paid-in	Accumulated
	shares	amount	capital	deficit	Total

Balance, December 31, 2022	165,472,241	$16,547	$100,846,649	$(89,544,023)	$11,319,173

Net loss - 3/31/2023	-	-	-	(2,478,426)	(2,478,426)
Stock compensation expense	-	-	245,160	-	245,160

Balance, 3/31/2023	165,472,241	$16,547	$101,091,809	$(92,022,449)	$9,085,907

Balance, December 31, 2023	248,830,516	$24,883	$106,343,260	$(99,933,395)	$6,434,748

Net loss - 3/31/2024	-	-	-	(775,003)	(775,003)

Stock compensation expense	500,000	50	4,291	-	4,341
Common stock issued for lease interest	2,500,000	250	1,243,315	-	1,243,565

Balance, 3/31/2024	251,830,516	$25,183	$107,590,866	$(100,708,398)	$6,907,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Restated
	Three	Three
	Months Ended	Months Ended
	March 31, 2024	March 31, 2023
Cash Flows Used in Operating Activities
Net loss	$(775,003)	$(2,478,426)
Adjustments to reconcile net loss to net cash from operations:
Gain on sale of property interests	-	-
Accretion expense	5,903	5,865
Expense related to stock based compensation	4,341	245,160
Change in:
Accounts receivable	(35,613)	-
Prepayments - development costs	(97,027)	150,000
Prepaid expenses	20,437	11,117
Accounts payable and accrued expenses	(2,436,608)	1,490,628
Net cash used in operating activities	(3,313,570)	(575,656)

Cash Flows From (Used in) Investing Activities
Investment in oil and natural gas properties	(10,477)	(8,437,883)
Proceeds from sale of assets	1,141,142	-
Net cash from (used in) investing activities	1,130,665	(8,437,883)

Cash Flows From Financing Activities
Proceeds from notes payable, related party	1,000,000	14,875,000
Proceeds form promissory note	2,000,000	-
Payments on promissory notes	-	(1,129,112)
Prepayments, working interest owners	(311,281)	-
Net cash from financing activities	2,688,719	13,745,888

Net increase in cash	505,814	4,732,349

Cash - beginning of period	1,668,847	569,298

Cash - end of period	$2,174,661	$5,301,647

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$129,112
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in property acquisition	$1,243,565	$-
Addition to note payable to reimburse lease payments	$278,054	$-
Capitalized Interest	$702,697	$492,860

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

At March 31, 2024, the Company had not yet achieved profitable operations. The Company had a net loss of $775,003 for the three months ended March 31, 2024. The Company expects to incur further losses in the development of its business. The Company had a working capital deficit as of March 31, 2024, of $47,709,211. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Restatements – Certain prior year amounts have been restated in the accompanying comparative Consolidated Financial Statements for the three months ended March 31, 2024. Reference Note 12 in the accompanying Notes to Financial Statements for detailed disclosure of 2024 items amended by the restatement.

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

Additionally, at March 31, 2024 amounts related to the resale of assets acquired in the Wildcat transaction that were received in April, 2024 have been recorded within the accounting for the acquisition.

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

4.	OIL & NATURAL GAS PROPERTIES - Restated

The following table presents the capitalized costs for oil and natural gas properties of the Company:

	March 31, 2024	December 31, 2023
Evaluated costs subject to amortization	$-	$-
Unevaluated costs	54,766,237	53,672,579
Total capitalized costs	54,766,237	53,672,579
Less accumulated depreciation, depletion and amortization	-	-
Less accumulated impairment	-	-

Total oil and gas properties	$54,766,237	$53,672,579

Unevaluated costs as of March 31, 2024, and December 31, 2023, include cumulative costs of developing projects including the Orogrande a Project in West Texas, and costs related to the unevaluated costs related to the Louisiana Wildcat projects.

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

The Company has 500,000,000 authorized shares of common stock, par value of $0.0001 per share and 50,000,000 authorized shares of preferred stock, par value of $0.0001 per share. As of December 31, 2022, the Company had 165,472,241 outstanding shares of common stock outstanding and no shares of preferred stock outstanding.

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

Options granted were valued using the Black-Scholes Option Pricing Model resulting in a total value for 2023 of $4,781,278.

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

Stock based compensation expense of $4,341 was incurred during the quarter ended March 31, 2024 under a Consulting Agreement effective February 29, 2024, prescribing compensation in the form of 500,000 shares of common stock,

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

The Company had a Gross deferred tax asset related to federal net operating loss carryforwards of $69,324,228 and $67,582,243 at March 31, 2024 and December 31, 2023, respectively. The federal net operating loss carryforward will begin to expire in 2034. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured. .

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

Effective December 30, 2024, the Company issued 8,432,047 shares of common stock to the Participants in the Johnson Project. On October 6, 2023, the Company and certain investor participants (each a “Participant” and collectively the “Participants”) entered into twenty-five separate Participation Agreements (the “Participation Agreements”) to conduct drilling of wells in the Company’s approximately 17,000-acre Johnson Prospect in Hudspeth County, Texas, which was a portion of the Company’s Orogrande Prospect. Within a specified period following drilling of the initial five (5) wells, pursuant to the Participation Agreement, each Participant had the right to elect to transfer and assign all its interests to the Company in exchange for the issuance of shares of common stock. All 25 participants elected to exercise that right effective December 30, 2024, requiring the issuance of common stock.

On December 31, 2024, the Company authorized issuance of 3,000,000 shares of common stock to directors, an officer, and a consultant for services.

On March 10, 2025, the Company authorized issuance of 1,025,000 shares of common stock to directors, and an officer for services.

12.	Quarterly Impacts of Correction of Accounting for March 2024 Wildcat Acquisition and 2022 and 2023 Restatements

The accounting treatment of the stock issuance reported in our Form 10-Q for the quarter ended March 31, 2024, for the Wildcat acquisition, was based on an independent valuation of our common stock, which valuation was used in recording the subsequent sale of a portion of the assets acquired that resulted in a gain on sale of those assets of $618,502. After subsequently reconsidering the valuation method alternatives for the basis of the stock issued, the cash received from the subsequent sales (as described below) has been used as a basis for the initial valuation in recording of the sale of the assets. An adjustment of the transaction has been recorded to reduce the gain on sale to $-0-.

The following schedule summarizes the line-by-line quarterly impacts of the correction of the Wildcat accounting and includes the impacts of restatements of 2022 and 2023.

NEXT BRIDGE HYDROCARBONS INC
QUARTERLY SUMMARY OF RESTATEMENTS
Three Months ended March 31, 2024

	Originally	Currently
	Reported	Restated
	March 31, 2024	March 31, 2024
BALANCE SHEETS
Oil and natural gas properties	$205,413	$54,766,237
Total Assets	$3,092,940	$57,575,243
Additional paid-in capital	$72,496,356	$107,590,866
Accumulated deficit	$(120,096,191)	$(100,708,398)
Total stockholders’ equity	$(47,574,652)	$6,907,651

Total Liabilities and Stockholders’ Equity	$3,092,940	$57,575,243

STATEMENTS of OPERATIONS
Impairment expense	$713,173	$-
Total operating expenses	$1,508,881	$788,570
Gain on sale of properties	$618,501	$-
Net loss	$876,813	$775,003

STATEMENTS of CASH FLOWS
Net loss	$876,813	$775,003
Impairment expense	$713,173	$-
Gain on sale of properties	$618,501	$-

The impact of the above matters constitutes the adjustments to the following 2024 Interim Balance Sheets, Statements of Operations, and Statements of Cash Flows:

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED BALANCE SHEETS
Unaudited

	March 31, 2024
	As originally		As
	Filed	Restatement	Restated
ASSETS
Current assets:
Cash	$2,174,661	$-	$2,174,661
Accounts receivable	$243,113	$-	$243,113
Production receivable	$1,382	$-	$1,382
Prepayments - development costs	$228,367	$-	$228,367
Prepaid expenses	$134,825	$(78,521)	$56,304
Total current assets	$2,782,348	$(78,521)	$2,703,827

Oil and natural gas properties, net of impairment	$205,413	$54,560,824	$54,766,237

Other assets	$105,179	$-	$105,179

TOTAL ASSETS	$3,092,940	$54,482,303	$57,575,243

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,341,084	$-	$1,341,084
Note payable - related party	$42,499,082	$-	$42,499,082
Note payable	$2,000,000	$-	$2,000,000
Accrued interest payable - related party	$4,552,205	$-	$4,552,205
Accrued interest payable	$20,667	$-	$20,667
Total current liabilities	$50,413,038	$-	$50,413,038

Asset retirement obligations	$254,554	$-	$254,554
Total liabilities	$50,667,592	$-	$50,667,592

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, par value $0.0001, 50,000,000 shares authorized; -0- issued and outstanding March 31, 2024 and December 31, 2023	$-	$-	$-
Common stock, par value $0.0001; 500,000,000 shares authorized; 251,830,516 issued and outstanding at March 31, 2024	$25,183	$-	$25,183
Additional paid-in capital	$72,496,356	$35,094,510	$107,590,866
Accumulated deficit	$(120,096,191)	$19,387,793	$(100,708,398)
Total stockholders’ deficit	$(47,574,652)	$54,482,303	$6,907,651

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,092,940	$-	$57,575,243

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended March 31, 2024
	As originally		As
	Filed		Restated
	July 31, 2024	Restatement	March 31, 2024
Oil and natural gas sales	$3,567	$-	$3,567

Operating expenses:
Lease operating expenses	$36,811	$-	$36,811
Production taxes	$257	$-	$257
General and administrative	$758,640	$(7,138)	$751,502
Impairment loss	$713,173	$(713,173)	$-
Total operating expenses	$1,508,881	$(720,311)	$788,570

Other income (expense)
Gain on sale of properties	$618,501	$(618,501)	$-
Administration income	$10,000	$-	$10,000
Total other income	$628,501	$(618,501)	$10,000

Loss before income taxes	$(876,813)	$101,810	$(775,003)

Provision for income taxes	$-	$-	$-

Net loss	$(876,813)	$101,810	$(775,003)

Loss per common share:
Basic and Diluted	$(0.00)		$(0.00)
Weighted average number of common shares outstanding:
Basic and Diluted	249,055,791		249,055,791

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Three Months Ended March 31, 2024
	As Originally		As
	Filed	Restatement	Restated
Cash Flows Used in Operating Activities
Net loss	$(876,813)	$101,810	$(775,003)
Adjustments to reconcile net loss to net cash from operations:
Gain on sale of property interests	$(618,501)	$618,501	$-
Accretion expense	$5,903	$-	$5,903
Expense related to stock based compensation	$90,000	$(85,659)	$4,341
Impairment loss	$713,173	$(713,173)	$-
Change in:
Accounts receivable	$(35,613)	$-	$(35,613)
Prepayments - development costs	$(97,027)	$-	$(97,027)
Prepaid expenses	$(58,084)	$78,521	$20,437
Accounts payable and accrued expenses	$(2,436,608)	$-	$(2,436,608)
Net cash used in operating activities	$(3,313,570)	$-	$(3,313,570)

Cash Flows (Used in) From in Investing Activities
Investment in oil and natural gas properties	$(10,477)	$-	$(10,477)
Proceeds from sale of assets	$-	$1,141,142	$1,141,142
Net cash (used in) from investing activities	$(10,477)	$1,141,142	$1,130,665

Cash Flows From Financing Activities
Proceeds from notes payable, related party	$1,000,000	$-	$1,000,000
Proceeds from sale of assets	$1,141,142	$(1,141,142)	$-
Proceeds form promissory note	$2,000,000	$-	$2,000,000
Prepayments, working interest owners	$(311,281)	$-	$(311,281)
Net cash from financing activities	$3,829,861	$(1,141,142)	$2,688,719

Net increase in cash	$505,814	$-	$505,814

Cash - beginning of period	$1,668,847	$-	$1,668,847

Cash - end of period	$2,174,661	$-	$2,174,661

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in property acquisition	$450,000	$793,565	$1,243,565
Capitalized Interest	$702,697	$-	$702,697
Addition to note payable to reimburse lease payments	$278,054	$-	$278,054

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes that are included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K-A for the year ended December 31, 2023. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report, particularly under the section titled “Cautionary Statement Concerning Forward-Looking Statements.”

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

The Orogrande Project was subject to the University Lands D&D Unit Agreement (the “DDU Agreement”) as of March 31, 2024, which allows for all 192 existing leases covering approximately 134,000 gross acres leased from University Lands to be combined into one drilling and development unit for development purposes. The term of the DDU Agreement expires on December 31, 2024, and the time to drill on the drilling and development unit continues through December 31, 2024. The DDU Agreement also granted the right to extend the DDU Agreement through December 31, 2028 if we are in compliance with the DDU Agreement and the extension fee associated with the additional time is paid. We expected to exercise the option to extend prior to the expiration of the DDU Agreement. As of March 31, 2024, leases covering approximately 134,000 acres remain in effect. Our drilling obligations under the DDU Agreement include five wells for 2024.

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

Results of Operations

Results for three-month periods ending March 31, 2024 and 2023

Revenue and Gross Profit

	Three Months Ended March 31,
	2024	2023
Product Sales BOE	163	232

Total Revenue	$3,567	$10,924
Cost of revenue	$(37,068)	$(16,602)
Gross Profit (Loss)	$(33,501)	$(5,678)

Gross profit percentage	(939.19)%	(51.98)%

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

		Oil	Gas
		Production	Production	Oil	Gas	Total
Property	Quarter	{BBLS}	{MCF}	Revenue	Revenue	Revenue
Oklahoma	Q1 - 2023	107	748	$8141	$2,783	$10,924
Hazel (TX)	Q1 - 2023	-	-	-	-	-
Total Q1-2023		107	748	$8,141	$2,783	$10,924

Oklahoma	Q2 - 2023	43	867	3,195	1,646	4,841
Hazel (TX)	Q2 - 2023	-	-	-	-	-
Total Q2-2023		43	867	$3,195	$1,646	$4,841

Oklahoma	Q3 - 2023	79	1183	6,184	1,547	7,731
Hazel (TX)	Q3 - 2023	-	-	-	-	-
Total Q3-2023		79	1183	$6,184	$1,547	$7,731

Oklahoma	Q4 - 2023	15	760	1,146	1,389	2,535
Hazel (TX)	Q4 - 2023	-	-	-	-	-
Total Q4-2023		15	760	$1,146	$1,389	$2,535

Total 2023		244	3558	$18,666	$7,365	$26,031

Average Commodity Price		-	-	$76.50	$2.07	-

Oklahoma	Q1 - 2024	28	809	2,002	1,565	3,567
Hazel (TX)	Q1 - 2024	-	-	-	-	-
Total Q1-2024		28	809	$2,002	$1,565	$3,567

Average Commodity Price		-	-	$71.50	$1.93	-

Expenses for the three months ended March 31, 2024 and 2023

We did not record any depreciation, depletion and amortization expense for either of the three months ended March 31, 2024 or 2023.

General and Administrative Expenses

	Three Months
	Ended March 31
	2024	2023
General & Administrative	$751,502	$2,472,739
Total general and administrative expenses	$751,502	$2,472,739

General and Administrative Expenses

Our general and administrative expense for the three month period ended March 31, 2024, was $751,502 compared with $2,472,739 for the same period from the prior year. Our general and administrative expenses consisted of employee compensation expense, accounting and administrative costs, legal and other professional consulting fees, and other general corporate expenses. The change in general and administrative expenses in 2024, compared to 2023, is primarily due to decreased employee compensation and a decrease in consulting fees, filing fees, legal fees, and expense recorded relative to the issuance of employee stock options.

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

We do not expect to pay cash dividends on our common stock in the foreseeable future.

The following table summarizes sources and uses of cash and cash equivalents- as restated:

	Three Months Ended March 31,
	2024	2023

Net (loss)	(775,003)	(2,478,426)

Net cash provided by (used in) operating activities	(3,313,570)	(575,656)

Net cash from (used) in investing activities	1,130,665	(8,437,883)

Net cash provided by financing activities	2,688,719	13,745,888

Net increase (decrease) in cash	$505,814	$4,732,349

Cash—beginning of period	$1,668,847	$569,298
Cash—end of period	$2,174,661	$5,301,647

Cash Flow Used in Operating Activities

Cash flow used in operating activities for the three months ended March 31, 2024 was $3,313,570 compared to $575,656 for the three months ended March 31, 2023. Cash flows used in operating activities for the three months ended March 31, 2024 can be primarily attributed to the net loss from operations and a decrease in accounts payable. Cash flows used in operating activities for the three months ended March 31, 2023, can be primarily attributed to the net loss from operations and the adjustment of stock compensation expense . We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash Flow Used in Investing Activities

Cash flow provided by (used in)investing activities for the three months ended March 31, 2024 was $1,130,665 compared to $(8,437,883) for the three months ended March 31, 2023. Cash flow used in investing activities principally consists of investment in oil and natural gas properties in Texas.

Cash Flows from Financing Activities

Cash flows from financing activities for the three months ended March 31, 2024 was $2,688,719 compared to $13,745,888 for the three months ended March 31, 2023. Cash flows from financing activities consists of proceeds from additional borrowings from a related party, which had a principal balance of $42,499,082 outstanding as of March 31, 2024. For the three months ended March 31, 2024, we incurred aggregate interest on the 2022 Note, the 2021 Note and under the Loan Agreement of $672,754.

Capital Expenditures

Our capital expenditures are summarized in the following table:

	Three Months Ended March 31,
	2024	2023
Acquisitions:
Proved property	$-	$-
Unproved property working interest	1,243,565	-
Exploration and development:
Developmental leasehold costs	-	-
Exploratory drilling and completion costs	-	-
Development drilling and completion costs	10,477	8,437,883
Other development costs	-	-
Capitalized interest	702,967	492,860
Asset retirement obligations	-	-
Total exploration and development	1,957,009	8,930,743

Other property	-	-
Total capital expenditures	$1,957,009	$8,930,743
Change in accrued capital expenditures and other	(2,436,608)	1,490,628
Prepaid drilling costs	-	-
Capitalized interest	(702,967)	(492,860)
Common stock issued in mineral lease acquisition	(1,243,565)	-
Asset retirement obligations	-	-
Total cash capital expenditures	$(2,426,131)	$9,928,511

Critical Accounting Estimates

See Note 3—Significant Accounting Policies to the unaudited consolidated financial statements included elsewhere in this report for a description of the material changes to the Company’s critical accounting policies and estimates from those disclosed in its Annual Report on Form 10-K-A for the year ended December 31, 2023

Recent Accounting Pronouncements

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The conclusion is based on the need to file this Form 10-Q/A to restate the financial statements for the three months ended March 31, 2024.

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

A description of the risk factors associated with our business is contained in the “Risk Factors” section of Annual Report on Form 10-K-A for the year ended December 31, 2023. There have been no material changes to our risk factors as previously reported.

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

NEXT BRIDGE HYDROCARBONS, INC.

Date: October 9, 2025	/s/ Gregory McCabe
Gregory McCabe, Chief Executive Officer and President
(Principal Executive Officer)

Date: October 9, 2025	/s/ Roger Wurtele
Roger Wurtele, Chief Financial Officer
(Principal Financial and Accounting Officer)