Form 10-Q/A
period 2024-06-30
Next Bridge Hydrocarbons, Inc.
filed 2025-10-22
CIK 1936756

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.0001, as of October 21, 2025 was 264,387,563.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) of Next Bridge Hydrocarbons, Inc. (the “Company,” “we,” “our,” or “us”) for the six months ended June 30, 2024 is filed to amend, correct errors, and restate certain items presented in the Company’s Form 10-Q for the six months ended June 30, 2024, which was initially filed with the U.S. Securities and Exchange Commission (“SEC”) on August 14, 2024 (the “Original Filing”).

Additionally this Form 10-Q/A includes consolidated comparative financial statements and disclosures for the six months ended June 30, 2023 which have been restated from the Form 10-Q, previously filed on August 14, 2023, for the six months ended June 30, 2023 with the SEC, which interim financial statements for the six months ended June 30, 2023 were originally restated in the Company’s Form 10-K/A filed on September 16, 2025 (the “Form 10-K/A”). Reference Note 3 in the notes to financial statements in Form 10-K/A for more detailed disclosure regarding such 2023 interim financial statements.

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

The accounting treatment of the stock issuance reported in our Form 10-Q for the quarter ended March 31, 2024, for the Wildcat acquisition, was based on an independent valuation of our common stock, which was used in recording the subsequent sale of a portion of the assets acquired that resulted in a gain on sale of those assets of $618,504. After subsequently reconsidering the valuation method alternatives for the basis of the stock issued, the cash received from the subsequent sales has been used as a basis for the initial valuation in recording of the sale of the assets. An adjustment of the transaction has been recorded to reduce the gain on sale to $-0-.

Reference Note 12 in the accompanying Notes to Financial Statements for detailed disclosure of items amended by this restatement.

The impact of changes made in the Form 10-K/A for 2023 have also been included in this Form 10-Q/A for the six months ended June 30, 2024.

NEXT BRIDGE HYDROCARBONS, INC.

QUARTERLY REPORT

For the Quarter Ended June 30, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements may be identified by their use of terms such as “anticipate,” “assume,” “believe,” “budget,” “can,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “pending,” “plan,” “potential,” “projected,” “will,” and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this report are forward-looking statements. Forward-looking statements appear throughout this report, and include statements about such matters as:

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

	Restated	Audited
	June 30	December 31
	2024	2023
ASSETS
Current assets:
Cash	$1,133,622	$1,668,847
Accounts receivable	176,679	207,470
Production receivable	-	1,412
Prepayments - development costs	212,619	131,340
Prepaid expenses	31,454	76,741
Total current assets	1,554,374	2,085,810

Oil and natural gas properties	55,523,400	53,672,579

Other assets	105,179	105,179

TOTAL ASSETS	$57,182,953	$55,863,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$298,377	$3,777,685
Accounts payable - related party	97,027	-
Prepayments, working interest owners	-	311,281
Note payable - related party	42,499,082	41,221,028
Note payable	2,000,000	-
Accrued interest payable - related party	5,228,244	3,870,175
Accrued interest payable	80,502	-
Total current liabilities	50,203,232	49,180,169

Asset retirement obligations	233,169	248,651

Total liabilities	50,436,401	49,428,820

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, par value $0.0001, 50,000,000 shares authorized; -0- issued and outstanding June 30, 2024 and December 31, 2023	-	-
Common stock, par value $0.0001; 500,000,000 shares authorized; 251,930,516 issued and outstanding at June 30, 2024 issued and 248,830,516 outstanding at December 31, 2023;	25,193	24,883

Additional paid-in capital	107,653,096	106,343,260
Accumulated deficit	(100,931,737)	(99,933,395)
Total stockholders’ equity	6,746,552	6,434,748

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,182,953	$55,863,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Restated		Restated
	Three Months	Three Months	Six	Six
	Ended	Ended	Months Ended	Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Oil and natural gas sales	$1,639	$4,841	$5,206	$15,765

Operating expenses:
Lease operating expenses	75,361	10,694	112,172	26,510
Production taxes	118	349	375	1,135
General and administrative	456,053	3,046,419	1,207,555	5,519,158
Impairment loss	-	-	-	-
Total operating expenses	531,532	3,057,462	1,320,102	5,546,803

Other income (expense)
Gain on sale of properties	-	-	-	-
Proceeds from legal settlement	306,554	-	306,554	-
Administration income	-	-	10,000	-
Interest income	-	-	-	1
Total other income	306,554	-	316,554	1

Loss before income taxes	(223,339)	(3,052,621)	(998,342)	(5,531,037)

Provision for income taxes	-	-	-	-

Net loss	$(223,339)	$(3,052,621)	$(998,342)	$(5,531,037)

Loss per common share:
Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.03)
Weighted average number of common shares outstanding:
Basic and Diluted	251,928,318	225,013,866	250,505,791	195,407,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED, AS RESTATED)

	Common	Common	Additional
	stock	stock	paid-in	Accumulated
	shares	amount	capital	deficit	Total
Balance, December 31, 2022	165,472,241	$16,547	$100,846,649	$(89,544,023)	$11,319,173

Net loss - 3/31/2023	-	-	-	(2,478,426)	(2,478,426)
Stock compensation expense	-	-	245,160	-	245,160
Balance, 3/31/2023	165,472,241	16,547	101,091,809	(92,022,449)	9,085,907

Net loss - 6/30/2023	-	-	-	(3,052,621)	(3,052,621)
Stock compensation expense	-	-	980,639	-	980,639
Common stock issued for working interest	83,358,275	8,336	715,333	-	723,669
Balance , 6/30/2023	248,830,516	24,883	102,787,781	(95,075,070)	7,737,594

Balance, December 31, 2023	248,830,516	24,883	106,343,260	(99,933,395)	6,434,748

Net loss - 3/31/2024	-	-	-	(775,003)	(775,003)
Stock compensation expense	500,000	50	4,291	-	4,341
Common stock issued for lease interest	2,500,000	250	1,243,315	-	1,243,565
Balance, 3/31/2024	251,830,516	25,183	107,590,866	(100,708,398)	6,907,651

Net loss - 6/30/2024	-	-	-	(223,339)	(223,339)
Stock compensation expense	100,000	10	49,730	-	49,740
Imputed interest	-	-	12,500	-	12,500
Balance, 6/30/2024	251,930,516	25,193	107,653,096	(100,931,737)	6,746,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Restated
	Six	Six
	Months Ended	Months Ended
	June 30, 2024	June 30, 2023
Cash Flows Used in Operating Activities
Net loss	$(998,342)	$(5,531,037)
Adjustments to reconcile net loss to net cash from operations:
Gain on sale of property interests	-	-
Accretion expense	11,188	11,936
Change related to stock based compensation	54,081	1,225,800
Imputed interest on note payable	12,500	-
Impairment loss	-	-
Change in:
Accounts receivable	32,206	-
Prepayments - development costs	(81,279)	150,000
Prepaid expenses	45,287	25,652
ARO applied to plug and abandon expense	(26,670)	-
Accounts payable and accrued expenses	(3,382,288)	(3,660,998)
Net cash used in operating activities	(4,333,317)	(7,778,647)

Cash Flows From (Used in) Investing Activities
Investment in oil and natural gas properties	(31,769)	(7,853,902)
Proceeds from sale of assets	1,141,142	-
Net cash from (used in) investing activities	1,109,373	(7,853,902)

Cash Flows From Financing Activities
Proceeds from notes payable, related party	1,000,000	17,000,000
Proceeds form promissory note	2,000,000	(1,000,000)
Payments on promissory notes	-	(199,345)
Prepayments, working interest owners	(311,281)	-
Net cash from financing activities	2,688,719	15,800,655

Net increase(decrease) in cash	(535,225)	168,106

Cash - beginning of period	1,668,847	569,298

Cash - end of period	$1,133,622	$737,404

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$199,345
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in property acquisition	$1,243,565	$-
Addition to note payable to reimburse lease payments	$278,054	$-
Common stock issued for working interest	$-	$723,669
Account receivable-related party discharged in WI acquisition	$-	$177,519
Capitalized Interest	$1,438,571	$1,139,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, as restated

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

At June 30, 2024, the Company had not yet achieved profitable operations. The Company had a net loss of $998,342 for the six months ended June 30, 2024. The Company expects to incur further losses in the development of its business. The Company had a working capital deficit as of June 30, 2024, of $48,648,858. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Restatements – Certain prior year amounts have been restated in the accompanying comparative Consolidated Financial Statements for the six months ended June 30, 2024.

Reference Note 12 in the accompanying Notes to Financial Statements for detailed disclosure of 2024 items amended by this restatement.

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

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the statements of operation. The Company has not recorded any interest or penalties associated with unrecognized tax benefits for the six months ended June 30, 2024, or for the six months ended June 30, 2023.

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

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The Company had no dilutive shares for the six months ended June 30, 2024, or for the six months ended June 30, 2023.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations. The Company accrued no liability as of June 30, 2024, and December 31, 2023.

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

4.	OIL & NATURAL GAS PROPERTIES - Restated

The following table presents the capitalized costs for oil and natural gas properties of the Company:

	June 30, 2024	December 31, 2023
Evaluated costs subject to amortization	$-	$-
Unevaluated costs	55,523,400	53,672,579
Total capitalized costs	55,523,400	53,672,579
Less accumulated depreciation, depletion and amortization	-	-
Less accumulated impairment	-	-

Total oil and natural gas properties	$55,523,400	$53,672,579

Unevaluated costs as of June 30, 2024, and December 31, 2023, include cumulative costs of developing projects including the Orogrande and unevaluated costs related to the Louisiana Wildcat projects.

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

As of December 31, 2023, and at June 30, 2024, the drilling requirements had been met and leases covering approximately 134,000 acres remained in effect.

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

Option expense for the six months ended June 30, 2024 and the year ended December 31, 2023, net of forfeitures, was $-0- and $4,781,278, respectively. No options were granted in the six months ended June 30, 2024.

A summary of stock options outstanding as of June 30, 2024, all of which expire in 2033, including the relevant exercise price is presented below:

Exercise	Expiration
Price	2033	Total
$1.2056	29,237,632	29,237,632
	29,237,632	29,237,632

Stock based compensation valued at $54,081 incurred for the six months ended June 30, 2024 reflects compensation attributable to consulting services under a Consulting Agreement effective February 29, 2024, prescribing compensation in the form of 500,000 shares of common stock valued at $4,341, and for consulting services under a Consulting Agreement effective April 2, 2024, prescribing compensation in the form of 100,000 shares of common stock valued at $49,740.

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

Effective December 30, 2024, the Company issued 8,432,047 shares of common stock to the Participants in the Johnson Project. On October 6, 2023, the Company and certain investor participants (each a “Participant” and collectively the “Participants”) entered into twenty-five separate Participation Agreements (the “Participation Agreements”) to conduct drilling of wells in the Company’s approximately 17,000-acre Johnson Prospect in Hudspeth County, Texas, which was a portion of the Company’s Orogrande Prospect. Within a specified period following drilling of the initial five wells, pursuant to the Participation Agreement, each Participant had the right to elect to transfer and assign all its interests to the Company in exchange for the issuance of shares of common stock. All 25 participants elected to exercise that right effective December 30, 2024, requiring the issuance of common stock.

On December 31, 2024, the Company authorized issuance of a total of 3,000,000 shares of common stock to directors, an officer, and a consultant for services.

On March 10, 2025, the Company authorized issuance of a total of 1,025,000 shares of common stock to directors, and an officer for services.

12.	Quarterly Impacts of Correction of Accounting for March 2024 Wildcat Acquisition and 2022 and 2023 Restatements

The accounting treatment of the stock issuance reported in our Form 10-Q for the six months ended June 30, 2024, for the Wildcat acquisition in March 2024, was based on an independent valuation of our common stock, which was used in recording the subsequent sale of a portion of the assets acquired that resulted in a gain on sale of those assets of $618,502. After subsequently reconsidering the valuation method alternatives for the basis of the stock issued, the cash received from the subsequent sales (as described below) has been used as a basis for the independent valuation in recording of the sale of the assets. An adjustment of the transaction has been recorded to reduce the gain on sale to $-0-.

The following schedule summarizes the line-by-line quarterly impacts of the correction of the Wildcat accounting, adjustment of Stock Compensation expense, and includes the impacts of restatements of 2022 and 2023 as of June 30, 2024:

NEXT BRIDGE HYDROCARBONS INC
QUARTERLY SUMMARY OF RESTATEMENTS
Six and Three Months ended June 30, 2024
Unaudited

	Six Months		Three Months
	Ended June 30, 2024		Ended June 30, 2024
	Originally	Currently	Originally	Currently
	Reported	Restated	Reported	Restated
BALANCE SHEETS
Oil and natural gas properties	$217,791	$55,523,400	-	-
Total Assets	$1,947,299	$57,182,953	-	-
Additional paid-in capital	$72,526,846	$107,653,096	-	-
Accumulated deficit	$(121,041,141)	$(100,931,737)	-	-
Total stockholders’ equity	$(48,489,102)	$6,746,552	-	-
Total Liabilities and Stockholders’ Equity	$1,947,299	$57,182,953	-	-

STATEMENTS of OPERATIONS
Impairment expense	$1,457,961	$-	$744,788	$-
Total operating expenses	$2,762,027	$1,320,102	$1,253,146	$531,532
Gain on sale of properties	$618,504	$-	$-	$-
Net loss	$1,821,763	$998,342	$944,953	$223,339

STATEMENTS of CASH FLOWS
Net loss	$1,821,763	$998,342	-	-
Impairment expense	$1,457,961	$-	-	-
Gain on sale of properties	$618,504	$-	-	-

The impact of the above matters constitutes the adjustments to the following 2024 Interim Balance Sheets, Statements of Operations, and Statements of Cash Flows:

NEXT BRIDGE HYDROCARBONS INC

CONSOLIDATED BALANCE SHEETS

Unaudited

	June 30, 2024
	As Originally		As
	Filed	Restatement	Restated
ASSETS
Current assets:
Cash	$1,133,622	$-	$1,133,622
Accounts receivable	$176,679	$-	$176,679
Prepayments - development costs	$212,619	$-	$212,619
Prepaid expenses	$101,409	$(69,955)	$31,454
Total current assets	$1,624,329	$(69,955)	$1,554,374

Oil and natural gas properties	$217,791	$55,305,609	$55,523,400

Other assets	$105,179	$-	$105,179

TOTAL ASSETS	$1,947,299	$55,235,654	$57,182,953

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$298,377	$-	$298,377
Accounts payable - related party	$97,027	$-	$97,027
Note payable - related party	$42,499,082	$-	$42,499,082
Note payable	$2,000,000	$-	$2,000,000
Accrued interest payable - related party	$5,228,244	$-	$5,228,244
Accrued interest payable	$80,502	$-	$80,502
Total current liabilities	$50,203,232	$-	$50,203,232

Asset retirement obligations	$233,169	$-	$233,169

Total liabilities	$50,436,401	$-	$50,436,401

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, par value $0.0001, 50,000,000 shares authorized; -0- issued and outstanding June 30, 2024 and December 31, 2023	$-	$-	$-
Common stock, par value $0.0001; 500,000,000 shares authorized; 251,930,516 issued and outstanding at June 30, 2024	$25,193	$-	$25,193

Additional paid-in capital	$72,526,846	$35,126,250	$107,653,096
Accumulated deficit	$(121,041,141)	$20,109,404	$(100,931,737)
Total stockholders’ deficit	$(48,489,102)	$55,235,654	$6,746,552

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,947,299	$55,235,654	$57,182,953

NEXT BRIDGE HYDROCARBONS INC

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Six Months Ended June 30, 2024			Three Months Ended June 30, 2024
	As Originally		As	As Originally		As
	Filed	Restatement	Restated	Filed	Restatement	Restated
Oil and natural gas sales	$5,206	$-	$5,206	$1,639	$-	$1,639

Operating expenses:
Lease operating expenses	$112,172	$-	$112,172	$75,361	$-	$75,361
Production taxes	$375	$-	$375	$118	$-	$118
General and administrative	$1,191,519	$16,036	$1,207,555	$432,879	$23,174	$456,053
Impairment loss	$1,457,961	$(1,457,961)	$-	$744,788	$(744,788)	$-
Total operating expenses	$2,762,027	$(1,441,925)	$1,320,102	$1,253,146	$(721,614)	$531,532

Other income (expense)
Gain on sale of properties	$618,504	$(618,504)	$-	$-	$-	$-
Proceeds from legal settlement	$306,554	$-	$306,554	$306,554	$-	$306,554
Administration income	$10,000	$-	$10,000	$-	$-	$-
Total other income	$935,058	$(618,504)	$316,554	$306,554	$-	$306,554

Loss before income taxes	$(1,821,763)	$(823,421)	$(998,342)	$(944,953)	$721,614	$(223,339)

Provision for income taxes	$-	$-	$-	$-	$-	$-

Net loss	$(1,821,763)	$823,421	$(998,342)	$(944,953)	$721,614	$(223,339)

Loss per common share:
Basic and Diluted	$-		$-	(0.00)		(0.00)
Weighted average number of common shares outstanding:
Basic and Diluted	250,505,791		250,505,791	251,928,318		251,928,318

NEXT BRIDGE HYDROCARBONS INC

CONSOLIDATED STATEMENTS OF CASH

Unaudited

	Six Months Ended June 30, 2024
	As Originally		As
	Filed	Restatement	Restated
Cash Flows Used in Operating Activities
Net loss	$(1,821,763)	$823,421	$(998,342)
Adjustments to reconcile net loss to net cash from operations:
Gain on sale of property interests	$(618,504)	$618,504	$-
Accretion expense	$11,188	$-	$11,188
Expense related to stock based compensation	$108,000	$(53,919)	$54,081
Imputed interest on note payable	$12,500	$-	$12,500
Impairment loss	$1,457,961	$(1,457,961)	$-
Change in:			$-
Accounts receivable	$32,203	$3	$32,206
Prepayments - development costs	$(81,279)	$-	$(81,279)
Prepaid expenses	$(24,665)	$-	$45,287
ARO applied to plug and abandon expense	$(26,670)	$-	$(26,670)
Accounts payable and accrued expenses	$(3,382,288)	$-	$(3,382,288)
Net cash used in operating activities	$(4,333,317)	$69,952	$(4,333,317)

Cash Flows from Investing Activities
Investment in oil and natural gas properties	$(31,769)	$-	$(31,769)
Proceeds from sale of assets	-	$1,141,142	$1,141,142
Net cash used in investing activities	$(31,769)	$1,141,142	$1,109,373

Cash Flows From Financing Activities
Proceeds from notes payable, related party	$1,000,000	$-	$1,000,000
Proceeds form promissory note	$2,000,000	$-	$2,000,000
Proceeds from sale of assets	$1,141,142	$(1,141,142)	$-
Prepayments, working interest owners	$(311,281)	$-	$(311,281)
Net cash from financing activities	$3,829,861	$(1,141,142)	$2,688,719

Net increase(decrease) in cash	$(535,225)	$-	$(535,225)

Cash - beginning of period	$1,668,847	$-	$1,668,847

Cash - end of period	$1,133,622	$-	$1,133,622

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Addition to note payable to reimburse lease payments	$278,054	$-	$278,054
Common stock issued in property acquisition	$450,000	$793,565	$1,243,565
Capitalized Interest	$1,438,571	$-	$1,438,571

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes that are included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2023. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report, particularly under the section titled “Cautionary Statement Concerning Forward-Looking Statements.”

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

The Orogrande Project was subject to the University Lands D&D Unit Agreement (the “DDU Agreement”) as of June 30, 2024 which allows for all 192 existing leases covering approximately 134,000 gross acres leased from University Lands to be combined into one drilling and development unit for development purposes. The term of the DDU Agreement expires on December 31, 2024, and the time to drill on the drilling and development unit continues through December 31, 2024. The DDU Agreement also granted the right to extend the DDU Agreement through December 31, 2028 if we are in compliance with the DDU Agreement and the extension fee associated with the additional time is paid. We expected to exercise the option to extend prior to the expiration of the DDU Agreement. As of June 30, 2024, leases covering approximately 134,000 acres remain in effect. Our drilling obligations under the DDU Agreement include five wells for 2024.

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

Results of Operations

Results for the three and six-month periods ending June 30, 2024 and 2023

Revenue and Gross Profit

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Product Sales BOE	14	43	42	499

Total Revenue	$1,639	$4,841	$5,206	$15,765
Cost of revenue	$(75,476)	$(11,043)	$(112,547)	(27,645)
Gross Profit (Loss)	$(73,837)	$(6,202)	$(107,341)	$(11,880)

Gross profit percentage	(4502.20)%	(128.11)%	(2061.87)	(75.36)%

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

For the three months ended June 30, 2024, we had production revenue of $1,639 compared to $4,841 of production revenue for the prior year period. The change in revenue was primarily due to revenue from production sold from the Oklahoma wells. Our cost of revenue, consisting of lease operating expenses and production taxes, was $75,479 and $11,043 for the six months ended June 30, 2024, and 2023, respectively. Our cost of revenue for the three months ended June 30, 2024 includes $73,161 in plug and abandon cost related to wells in the Hazel Project.

Refer to the table of production and revenue included below for changes in revenue:

		Oil	Gas
		Production	Production	Oil	Gas	Total
Property	Quarter	{BBLS}	{MCF}	Revenue	Revenue	Revenue
Oklahoma	Q1 - 2023	107	748	$8141	$2,783	$10,924
Hazel (TX)	Q1 - 2023	0	0	-	-	-
Total Q1-2023		107	748	$8,141	$2,783	$10,924

Oklahoma	Q2 - 2023	43	867	3,195	1,646	4,841
Hazel (TX)	Q2 - 2023	0	0	-	-	-
Total Q2-2023		43	867	$3,195	$1,646	$4,841

Oklahoma	Q3 - 2023	79	1183	6,184	1,547	7,731
Hazel (TX)	Q3 - 2023	0	0	-	-	-
Total Q3-2023		79	1183	$6,184	$1,547	$7,731

Oklahoma	Q4 - 2023	15	760	1,146	1,389	2,535
Hazel (TX)	Q4 - 2023	0	0	-	-	-
Total Q4-2023		15	760	$1,146	$1,389	$2,535

Total 2023		244	3558	$18,666	$7,365	$26,031

Average Commodity Price				$76.50	$2.07

Oklahoma	Q1 - 2024	28	809	2,002	1,565	3,567
Hazel (TX)	Q1 - 2024	0	0	-	-	-
Total Q1-2024		28	809	$2,002	$1,565	$3,567

Oklahoma	Q2 - 2024	14	639	945	694	1,639
Hazel (TX)	Q2 - 2024	0	0	-	-	-
Total Q2-2024		14	639	$945	$694	$1,639

Total 2024 to date		42	1448	$2947	$2259	$5206

Average Commodity Price				$70.17	$1.56

Expenses for the six months ended June 30, 2024 and 2023

We did not record any depreciation, depletion and amortization expense for either of the six months ended June 30, 2024 or 2023.

General and Administrative Expenses

	Three Months		Six Months
	Ended June 30		Ended June 30
	2024	2023	2024	2023
General & Administrative	$456,053	$3,046,419	$1,207,555	$5,519,158
Total general and administrative expenses	$456,053	$3,046,419	$1,207,555	$5,519,158

General and Administrative Expenses

Our general and administrative expense for the six month period ended June 30, 2024, was $1,207,555 compared with $5,519,158 for the same period from the prior year. Our general and administrative expenses consisted of employee compensation expense, accounting and administrative costs, legal and other professional consulting fees, and other general corporate expenses. The change in general and administrative expenses in 2024, compared to 2023, is primarily due to decreased employee compensation and a decrease in consulting fees, filing fees, legal fees, and expense recorded relative to the issuance of employee stock options.

Our general and administrative expense for the three month period ended June 30, 2024, was $456,053 compared with $3,046,419 for the same period from the prior year. Our general and administrative expenses consisted of employee compensation expense, accounting and administrative costs, legal and other professional consulting fees, and other general corporate expenses. The change in general and administrative expenses in 2024, compared to 2023, is primarily due to decreased employee compensation and a decrease in consulting fees, filing fees, legal fees, and expense recorded relative to the issuance of employee stock options.

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

At June 30, 2024, we had working capital deficit of $48,648,858 and total assets of $57,182,953. Stockholders’ equity was $6,746,552. The negative working capital is principally due to notes payable which were payable within one year.

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

We do not expect to pay cash dividends on our common stock in the foreseeable future.

The following table summarizes sources and uses of cash and cash equivalents-as restated:

	Six Months Ended June 30,
	2024	2023
Net (loss)	998,342	(5,531,037)

Net cash (used in) operating activities	(4,333,317)	(7,778,647)

Net cash (used) in investing activities	1,109,373	(7,853,902)

Net cash provided by financing activities	2,688,719	15,800,655

Net increase (decrease) in cash	$(535,225)	$168,106

Cash—beginning of period	$1,668,847	$569,298
Cash—end of period	$1,133,622	$737,404

Cash Flow Used in Operating Activities

Cash flow used in operating activities for the six months ended June 30, 2024 was $4,333,317 compared to $7,778,647 for the six months ended June 30, 2023. Cash flows used in operating activities for the six months ended June 30, 2024 can be primarily attributed to the net loss from operations and a decrease in accounts payable. Cash flows used in operating activities for the six months ended June 30, 2023, can be primarily attributed to the net loss from operations,the adjustment of stock compensation expense and a decrease in accounts payable. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash Flow Used in Investing Activities

Cash flow from (used in) investing activities for the six months ended June 30, 2024 was $1,109,373 compared to $(7,853,902) for the six months ended June 30, 2023. Cash flow used in investing activities principally consists of investment in oil and natural gas properties in Texas.

Cash Flows from Financing Activities

Cash flows from financing activities for the six months ended June 30, 2024 was $2,688,719 compared to $15,800,655 for the six months ended June 30, 2023. Cash flows from financing activities consists of proceeds from additional borrowings from a related party.For the six months ended June 30, 2024, we incurred aggregate interest on the 2022 Note, the 2021 Note and under the Loan Agreement of $1,438,571.

Capital Expenditures

Our capital expenditures are summarized in the following table:

	Six Months Ended June 30,
	2024	2023
Acquisitions:
Proved property	$-	$-
Unproved property working interest	1,243,565	-
Exploration and development:
Developmental leasehold costs	-	-
Exploratory drilling and completion costs	-	-
Development drilling and completion costs	31,769	7,853,902
Other development costs	-
Capitalized interest	1,438,571	1,139,183
Asset retirement obligations	-	-
Total exploration and development	2,713,905	8,993,085

Other property	-	-
Total capital expenditures	$2,713,905	$8,993,085
Change in accrued capital expenditures and other	3,382,288	3,660,998
Prepaid drilling costs	-	(150,000)
Capitalized interest	(1,438,571)	(1,139,183)
Common stock issued in mineral lease acquisition	(1,243,565)	-
Asset retirement obligations	-	-
Total cash capital expenditures	$3,414,057	$10,225,717

Critical Accounting Estimates

See Note 3—Significant Accounting Policies to the unaudited consolidated financial statements included elsewhere in this report for a description of the material changes to the Company’s critical accounting policies and estimates from those disclosed in its Annual Report on Form 10-K/A for the year ended December 31, 2023.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The conclusion is based on the need to file this Form 10-Q/A to restate the financial statements for the six months ended June 30, 2024.

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

A description of the risk factors associated with our business is contained in the “Risk Factors” section of Annual Report on Form 10-K/A for the year ended December 31, 2023. There have been no material changes to our risk factors as previously reported.

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

NEXT BRIDGE HYDROCARBONS, INC.

Date: October 22, 2025	/s/ Gregory McCabe
Gregory McCabe, Chief Executive Officer and President
(Principal Executive Officer)

Date: October 22, 2025	/s/ Roger Wurtele
Roger Wurtele, Chief Financial Officer
(Principal Financial and Accounting Officer)