Form 10-Q/A
period 2024-09-30
Next Bridge Hydrocarbons, Inc.
filed 2025-10-28
CIK 1936756

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.0001, as of October 28, 2025 was 264,387,563.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) of Next Bridge Hydrocarbons, Inc. (the “Company,” “we,” “our,” or “us”) for the nine months ended September 30, 2024 is filed to amend, correct errors, and restate certain items presented in the Company’s Form 10-Q for the nine months ended September 30, 2024, which was initially filed with the U.S. Securities and Exchange Commission (“SEC”) on November 13, 2024 (the “Original Filing”).

Additionally this Form 10-Q/A includes consolidated comparative financial statements and disclosures for the nine months ended September 30, 2023 which have been restated from the Form 10-Q, previously filed on November 14, 2023, for the nine months ended September 30, 2023 with the SEC, which interim financial statement for the nine months ended September 30, 2023 were originally restated in the Company’s Form 10-K/A filed on September 16, 2025 (the “Form 10-K/A”). Reference Note 3 in the notes to financial statements in the Form 10-K/A for more detailed disclosure regarding such 2023 interim financial statements.

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

The impact of changes made in the Form 10-K/A for 2023 have also been included in this Form 10-Q/A for the nine months ended September 30, 2024.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Unaudited

	Restated	Audited
	September 30	December 31
	2024	2023
ASSETS
Current assets:
Cash	$147,054	$1,668,847
Accounts receivable	178,513	207,470
Production receivable	-	1,412
Prepayments - development costs	325,744	131,340
Prepaid expenses	75,725	76,741
Total current assets	727,036	2,085,810

Oil and natural gas properties	56,511,682	53,672,579

Other assets	105,179	105,179

TOTAL ASSETS	$57,343,897	$55,863,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115,379	$3,777,685
Accounts payable - related party	97,027	-
Prepayments, working interest owners	-	311,281
Note payable - related party	42,500,832	41,221,028
Note payable	2,000,000	-
Accrued interest payable - related party	5,228,244	3,870,175
Accrued interest payable	824,470	-
Total current liabilities	50,765,952	49,180,169

Asset retirement obligations	238,454	248,651

Total liabilities	51,004,406	49,428,820

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $0.0001, 50,000,000 shares authorized; -0- issued and outstanding September 30, 2024 and December 31, 2023	-	-
Common stock, par value $0.0001; 500,000,000 shares authorized; 251,930,516 issued and outstanding at September 30, 2024 issued and 248,830,516 outstanding at December 31, 2023;	25,193	24,883

Additional paid-in capital	107,665,596	106,343,260
Accumulated deficit	(101,351,298)	(99,933,395)
Total stockholders’ equity	6,339,491	6,434,748

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$57,343,897	$55,863,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Restated		Restated
	Three Months	Three Months	Nine	Nine
	Ended	Ended	Months Ended	Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Oil and natural gas sales	$2,055	$7,731	$7,261	$23,496

Operating expenses:
Lease operating expenses	31,810	10,302	143,982	36,812
Production taxes	148	557	523	1,692
General and administrative	453,158	3,509,378	1,660,713	9,028,536
Total operating expenses	485,116	3,520,237	1,805,218	9,067,040

Other income (expense)
Gain on sale of properties	-	-	-	-
Proceeds from legal settlement	63,500	-	370,054	-
Administration income	-	-	10,000	-
Interest income	-		-	1
Total other income	63,500	-	380,054	1

Loss before income taxes	(419,561)	(3,512,506)	(1,417,903)	(9,043,543)

Provision for income taxes	-	-	-	-

Net loss	$(419,561)	$(3,512,506)	$(1,417,903)	$(9,043,543)

Loss per common share:
Basic and Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.04)
Weighted average number of common shares outstanding:
Basic and Diluted	251,930,516	248,830,516	250,984,166	213,410,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED, AS RESTATED)

	Common	Common	Additional
	stock	stock	paid-in	Accumulated
	shares	amount	capital	deficit	Total
Balance, December 31, 2022	165,472,241	$16,547	$100,846,649	$(89,544,023)	$11,319,173

Net loss - 3/31/2023	-	-	-	(2,478,426)	(2,478,426)
Stock compensation expense	-	-	245,160	-	245,160

Balance, 3/31/2023	165,472,241	16,547	101,091,809	(92,022,449)	9,085,907

Net loss - 6/30/2023	-	-	-	(3,052,621)	(3,052,621)
Stock compensation expense	-	-	980,639	-	980,639
Common stock issued for working interest	83,358,275	8,336	715,333	-	723,669

Balance , 6/30/2023	248,830,516	24,883	102,787,781	(95,075,070)	7,737,594

Net loss - 9/30/2023	-	-	-	(3,512,506)	(3,512,506)
Stock compensation expense	-	-	1,800,596	-	1,800,596

Balance, 9/30/2023	248,830,516	24,883	104,588,377	(98,587,576)	6,025,684

Balance, December 31, 2023	248,830,516	24,883	106,343,260	(99,933,395)	6,434,748

Net loss - 3/31/2024	-	-	-	(775,003)	(775,003)
Stock compensation expense	500,000	50	4,291	-	4,341
Common stock issued for lease interest, restated	2,500,000	250	1,243,315	-	1,243,565

Balance, 3/31/2024	251,830,516	25,183	107,590,866	(100,708,398)	6,907,651

Net loss -6/30/2024	-	-	-	(223,339)	(223,339)
Stock compensation expense	100,000	10	49,730	-	49,740
Imputed interest	-	-	12,500	-	12,500

Balance, 6/30/2024	251,930,516	25,193	107,653,096	(100,931,737)	6,746,552

Net loss - 9/30/2024	-	-	-	(419,561)	(419,561)
Stock compensation expense	-	-	-	-	-
Imputed interest	-	-	12,500	-	12,500

Balance, 9/30/2024	251,930,516	25,193	107,665,596	(101,351,298)	6,339,491

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Restated
	Nine	Nine
	Months Ended	Months Ended
	September 30, 2024	September 30, 2023
Cash Flows Used in Operating Activities
Net loss	$(1,417,903)	$(9,043,543)
Adjustments to reconcile net loss to net cash from operations:
Accretion expense	16,473	17,961
Expense related to stock based compensation	54,081	3,026,396
Imputed interest on note payable	25,000	-
Change in:
Accounts receivable	30,369	(4,271)
Prepayments - development costs	(194,404)	43,520
Prepaid expenses	1,016	(8,608)
Other assets	-	(25,000)
ARO applied to plug and abandon expense	(26,670)	-
Accounts payable and accrued expenses	(3,565,287)	(3,646,497)
Net cash used in operating activities	(5,077,325)	(9,640,042)

Cash Flows provided by (used in) investing activities
Proceeds from sale of assets	1,141,142	-
Investment in oil and natural gas properties	(276,079)	(8,456,806)
Net cash provided by (used in) investing activities	865,063	(8,456,806)

Cash Flows From Financing Activities
Proceeds from notes payable, related party	1,001,750	18,000,000
Proceeds from promissory note	2,000,000	-
Payments on promissory notes	-	(1,199,345)
Prepayments, working interest owners	(311,281)	5,611,892
Net cash from financing activities	2,690,469	22,412,547

Net increase(decrease) in cash	(1,521,793)	4,315,699

Cash - beginning of period	1,668,847	569,298

Cash - end of period	$147,054	$4,884,997

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Addition to note payable for lease payments	$278,054	$-
Common stock issued for working interest	$1,243,565	$723,669
Account receivable-related party discharged in WI acquisition	$-	$177,519
Capitalized Interest	$2,182,539	$1,819,016

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

At September 30, 2024, the Company had not yet achieved profitable operations. The Company had a net loss of $1,417,903 for the nine months ended September 30, 2024. The Company expects to incur further losses in the development of its business. The Company had a working capital deficit as of September 30, 2024, of $50,038,916. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Restatements – Certain prior year amounts have been restated in the accompanying comparative Consolidated Financial Statements for the nine months ended September 30, 2024.

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

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations. The Company accrued no liability as of September 30, 2024, and December 31, 2023.

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

4.	OIL & NATURAL GAS PROPERTIES - Restated

The following table presents the capitalized costs for oil and natural gas properties of the Company:

	September 30, 2024	December 31, 2023
Evaluated costs subject to amortization	$-	$-
Unevaluated costs	56,511,682	53,672,579
Total capitalized costs	56,511,682	53,672,579
Less accumulated depreciation, depletion and amortization	-	-
Less accumulated impairment	-	-

Total oil and natural gas properties	$56,511,682	$53,672,579

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

During the nine months ended September 30, 2024, we recorded an account payable to MPC of $97,027 to recognize payments made previously by MPC to maintain the Bronco oil and natural gas leases. Since the transfer of the Bronco project has not occurred as of September 30, 2024, these costs are recorded as Prepayments - development costs.

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

During June 2024, $306,554 was received as the initial settlement payment arising from the Cordax matter. Additional settlement funds of $63,500 were received during the third quarter ended September 30, 2024.

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

Stock based compensation valued at $54,081 incurred for the nine months ended September 30, 2024 reflects compensation attributable to consulting services under a Consulting Agreement effective February 29, 2024, prescribing compensation in the form of 500,000 shares of common stock valued at $4,341, and for consulting services under a Consulting Agreement effective April 2, 2024, prescribing compensation in the form of 100,000 shares of common stock valued at $49,740.

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

The Company had a Gross deferred tax asset related to federal net operating loss carryforwards of $71,123,129 and $67,582,243 at September 30, 2024 and December 31, 2023, respectively. The federal net operating loss carryforward will begin to expire in 2034. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

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

The combined balance on the 2021 Note ($15 million) and the Loan Agreement ($6.2 million) as of September 30, 2024, was $21.22 million. As of September 30, 2024, the total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $4.34 million.

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

12.	Quarterly Impacts of Correction of Accounting for March 2024 Wildcat Acquisition and 2022 and 2023 Restatements

The accounting treatment of the stock issuance reported in our Form 10-Q for the nine months ended September 30, 2024, for the Wildcat acquisition in March 2024, was based on an independent valuation of our common stock, which valuation was used in recording the subsequent sale of a portion of the assets acquired that resulted in a gain on sale of those assets of $618,504. After subsequently reconsidering the valuation method alternatives for the basis of the stock issued, the cash received from the subsequent sales (as described below) was used to substitute for the independent valuation in recording of the sale of the assets. An adjustment of the transaction has been recorded to reduce the gain on sale to $-0-.

The following schedule summarizes the line-by-line quarterly impacts of the correction of the Wildcat accounting, adjustment of Stock Compensation expense, and includes the impacts of restatements of 2022 and 2023 as of September 30, 2024:

NEXT BRIDGE HYDROCARBONS INC
QUARTERLY SUMMARY OF RESTATEMENTS
Nine and Three Months ended September 30, 2024

			Three Months
	Originally	Currently	Ended September 30, 2024
	Reported	Restated	Originally	Currently
	September 30, 2024	September 30, 2024	Reported	Restated
BALANCE SHEETS
Oil and natural gas properties	$325,710	$56,511,682	-	-
Total Assets	$1,202,182	$57,343,897	-	-
Additional paid-in capital	$72,539,346	$107,665,596	-	-
Accumulated deficit	$(122,366,763)	$(101,351,298)	-	-
Total stockholders’ equity	$(49,802,224)	$6,339,491	-	-
Total Liabilities and Stockholders’ Equity	$1,202,182	$57,343,897	-	-

STATEMENTS of OPERATIONS
Impairment expense	$2,338,323	$-	$880,362	$-
Total operating expenses	$4,153,203	$1,805,218	$1,391,176	$485,116
Gain on sale of properties	$618,504	$-	$-	$-
Net loss	$3,147,384	$1,417,903	$1,325,621	$419,561

STATEMENTS of CASH FLOWS
Net loss	$3,147,384	$1,417,903	-	-
Impairment expense	$2,338,323	$-	-	-
Gain on sale of properties	$618,504	$-	-	-

The impact of the above matters constitutes the adjustments to the following 2024 Interim Balance Sheets, Statements of Operations, and Statements of Cash Flows:

NEXT BRIDGE HYDROCARBONS INC

CONSOLIDATED BALANCE SHEETS

Unaudited

	September 30, 2024
	As Originally		As
	Filed	Restatement	Restated
ASSETS
Current assets:
Cash	$147,054	$-	$147,054
Accounts receivable	$178,513	$-	$178,513
Prepayments - development costs	$325,744	$-	$325,744
Prepaid expenses	$119,982	$(44,257)	$75,725
Total current assets	$771,293	$(44,257)	$727,036

Oil and natural gas properties, net of impairment	$325,710	$56,185,972	$56,511,682

Other assets	$105,179	$-	$105,179

TOTAL ASSETS	$1,202,182	$56,141,715	$57,343,897

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$115,379	$-	$115,379
Accounts payable - related party	$97,027	$-	$97,027
Note payable - related party	$42,500,832	$-	$42,500,832
Note payable	$2,000,000	$-	$2,000,000
Accrued interest payable - related party	$5,228,244	$-	$5,228,244
Accrued interest payable	$824,470	$-	$824,470
Total current liabilities	$50,765,952	$-	$50,765,952

Asset retirement obligations	$238,454	$-	$238,454

Total liabilities	$51,004,406	$-	$51,004,406

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, par value $0.0001, 50,000,000 shares authorized; -0- issued and outstanding September 30, 2024 and December 31, 2023	$-	$-	$-
Common stock, par value $0.0001; 500,000,000 shares authorized; 251,930,516 issued and outstanding at September 30, 2024	$25,193	$-	$25,193

Additional paid-in capital	$72,539,346	$35,126,250	$107,665,596
Accumulated deficit	$(122,366,763)	$21,015,465	$(101,351,298)
Total stockholders’ equity (deficit)	$(49,802,224)	$56,141,715	$6,339,491

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,202,182	$-	$57,343,897

NEXT BRIDGE HYDROCARBONS INC

CONSOLIDATED STATEMENTS OF OPERATIONS

Unaudited

	Nine Months Ended September 30, 2024			Three Months Ended September 30, 2024
	As Originally		As	As Originally		As
	Filed	Restatement	Restated	Filed	Restatement	Restated
Oil and natural gas sales	$7,261	$-	$7,261	$2,055	$-	$2,055

Operating expenses:
Lease operating expenses	$143,982	$-	$143,982	$31,810	$-	$31,810
Production taxes	$523	$-	$523	$148	$-	$148
General and administrative	$1,670,375	$(9,662)	$1,660,713	$478,856	$(25,698)	$453,158
Impairment loss	$2,338,323	$(2,338,323)	$-	$880,362	$(880,362)	$-
Total operating expenses	$4,153,203	$(2,347,985)	$1,805,218	$1,391,176	$(906,060)	$485,116

Other income (expense)
Gain on sale of properties	$618,504	$(618,504)	$-	$-	$-	$-
Proceeds from legal settlement	$370,054	$-	$370,054	$63,500	$-	$63,500
Administration income	$10,000	$-	$10,000	$-	$-	$-
Total other income	$998,558	$(618,504)	$380,054	$63,500	$-	$63,500

Loss before income taxes	$(3,147,384)	$1,729,481	$(1,417,903)	$(1,325,621)	$906,060	$(419,561)

Provision for income taxes	$-	$-	$-	$-	$-	$-

Net loss	$(3,147,384)	$1,729,481	$(1,417,903)	$(1,325,621)	$906,060	$(419,561)

Loss per common share:
Basic and Diluted	$-		$(0.01)	$(0.01)		$-
Weighted average number of common shares outstanding:
Basic and Diluted	250,984,166		250,984,166	251,930,516		251,930,516

NEXT BRIDGE HYDROCARBONS INC

CONSOLIDATED STATEMENTS OF CASH

Unaudited

	Nine Months Ended September 30, 2024
	As Originally		As
	Filed	Restatement	Restated
Cash Flows Used in Operating Activities
Net loss	$(3,147,384)	$1,729,481	$(1,417,903)
Adjustments to reconcile net loss to net cash from operations:
Gain on sale of property interests	$(618,504)	$618,504	$-
Accretion expense	$16,473	$-	$16,473
Expense related to stock based compensation	$108,000	$(53,919)	$54,081
Imputed interest on note payable	$25,000	$-	$25,000
Impairment loss	$2,338,323	$(2,338,323)	$-
Change in:
Accounts receivable	$30,369	$-	$30,369
Prepayments - development costs	$(194,404)	$-	$(194,404)
Prepaid expenses	$(43,241)	$44,257	$1,016
ARO applied to plug and abandon expense	$(26,670)	$-	$(26,670)
Accounts payable and accrued expenses	$(3,565,287)	$-	$(3,565,287)
Net cash used in operating activities	$(5,077,325)	$-	$(5,077,325)

Cash Flows provided by (used in) investing activities
Proceeds from sale of assets	$1,141,142	$-	$1,141,142
Investment in oil and natural gas properties	$(276,079)	$-	$(276,079)
Net cash provided by (used in) investing activities	$865,063	$-	$865,063

Cash Flows From Financing Activities
Proceeds from notes payable, related party	$1,001,750	$-	$1,001,750
Proceeds form promissory note	$2,000,000	$-	$2,000,000
Prepayments, working interest owners	$(311,281)	$-	$(311,281)
Net cash from financing activities	$2,690,469	$-	$2,690,469

Net increase(decrease) in cash	$(1,521,793)	$-	$(1,521,793)

Cash - beginning of period	$1,668,847	$-	$1,668,847

Cash - end of period	$147,054	$-	$147,054

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for income tax	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in property acquisitions	$450,000	$793,565	$1,243,565
Addition to note payable for lease payments	$278,054	$-	$278,054
Capitalized Interest	$2,182,539	$-	$2,182,539

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

The Orogrande Project was subject to the University Lands D&D Unit Agreement (the “DDU Agreement”) as of September 30, 2024 which allows for all 192 existing leases covering approximately 134,000 gross acres leased from University Lands to be combined into one drilling and development unit for development purposes. The term of the DDU Agreement expires on December 31, 2024, and the time to drill on the drilling and development unit continues through December 31, 2024. The DDU Agreement also granted the right to extend the DDU Agreement through December 31, 2028 if we are in compliance with the DDU Agreement and the extension fee associated with the additional time is paid. We expected to exercise the option to extend prior to the expiration of the DDU Agreement. As of September 30, 2024, leases covering approximately 134,000 acres remained in effect. Our drilling obligations under the DDU Agreement include five wells for 2024.

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

Results of Operations

Results for the three and nine-month periods ending September 30, 2024 and 2023

Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Product Sales BOE	125	276	409	695

Total Revenue	$2,055	$7,731	$7,261	$23,496
Cost of revenue	$(31,958)	$(10,859)	$(144,505)	(38,504)
Gross Profit (Loss)	$(29,903)	$(3,128)	$(137,244)	$(15,008)

Gross profit percentage	(1455.13)%	(40.46)%	(1890.15)%	(63.87)%

Production Revenues and Cost of Revenue

For the nine months ended September 30, 2024, we had production revenue of $7,261 compared to $23,496 of production revenue for the prior year period. The change in revenue was primarily due to revenue from production sold from the Oklahoma wells. Our cost of revenue, consisting of lease operating expenses and production taxes, was $144,505 and $38,504 for the nine months ended September 30, 2024, and 2023, respectively. Our cost of revenue for the nine months ended September 30, 2024 includes $107,682 in plug and abandon cost related to wells in the Hazel Project.

For the three months ended September 30, 2024, we had production revenue of $2,055 compared to $7,731 of production revenue for the prior year period. The change in revenue was primarily due to revenue from production sold from the Oklahoma wells. Our cost of revenue, consisting of lease operating expenses and production taxes, was $31,958 and $10,859 for the nine months ended September 30, 2024, and 2023, respectively.

Refer to the table of production and revenue included below for changes in revenue:

		Oil	Gas
		Production	Production	Oil	Gas	Total
Property	Quarter	{BBLS}	{MCF}	Revenue	Revenue	Revenue
Oklahoma	Q1 - 2023	107	748	$8141	$2,783	$10,924
Hazel (TX)	Q1 - 2023	0	0	-	-	-
Total Q1-2023		107	748	$8,141	$2,783	$10,924

Oklahoma	Q2 - 2023	43	867	3,195	1,646	4,841
Hazel (TX)	Q2 - 2023	0	0	-	-	-
Total Q2-2023		43	867	$3,195	$1,646	$4,841

Oklahoma	Q3 - 2023	79	1183	6,184	1,547	7,731
Hazel (TX)	Q3 - 2023	0	0	-	-	-
Total Q3-2023		79	1183	$6,184	$1,547	$7,731

Oklahoma	Q4 - 2023	15	760	1,146	1,389	2,535
Hazel (TX)	Q4 - 2023	0	0	-	-	-
Total Q4-2023		15	760	$1,146	$1,389	$2,535

Total 2023		244	3558	$18,666	$7,365	$26,031

Average Commodity Price				$76.50	$2.07

Oklahoma	Q1 - 2024	28	809	2,002	1,565	3,567
Hazel (TX)	Q1 - 2024	0	0	-	-	-
Total Q1-2024		28	809	$2,002	$1,565	$3,567

Oklahoma	Q2 - 2024	14	639	$945	$694	$1,639
Hazel (TX)	Q2 - 2024	0	0	-	-	-
Total Q2-2024		14	639	$945	$694	$1,639

Oklahoma	Q3 - 2024	14	668	1,076	979	2,055
Hazel (TX)	Q3 - 2024	0	0	-	-	-
Total Q3-2024		14	668	$1,076	$979	$2,055

Total 2024 to date		56	2,116	$4,023	$3,238	$7,261

Average Commodity Price				$71.84	$1.53

Expenses for the three and nine months ended September 30, 2024 and 2023

We did not record any depreciation, depletion and amortization expense for either of the nine months ended September 30, 2024 or 2023.

General and Administrative Expenses

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2024	2023	2024	2023
General & Administrative	$453,158	$3,509,378	$1,660,713	$9,028,536
Total general and administrative expenses	$453,158	$3,509,378	$1,660,713	$9,028,536

General and Administrative Expenses

Our general and administrative expense for the nine month period ended September 30, 2024, was $1,660,713 compared with $9,028,536 for the same period from the prior year. Our general and administrative expenses consisted of employee compensation expense, accounting and administrative costs, legal and other professional consulting fees, and other general corporate expenses. The change in general and administrative expenses in 2024, compared to 2023, is primarily due to decreased employee compensation and a decrease in consulting fees, filing fees, legal fees, and expense recorded relative to the issuance of employee stock options.

Our general and administrative expense for the three month period ended September 30, 2024, was $453,158 compared with $3,509,378 for the same period from the prior year. Our general and administrative expenses consisted of employee compensation expense, accounting and administrative costs, legal and other professional consulting fees, and other general corporate expenses. The change in general and administrative expenses in 2024, compared to 2023, is primarily due to decreased employee compensation and a decrease in consulting fees, filing fees, legal fees, and expense recorded relative to the issuance of employee stock options.

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

At September 30, 2024, we had working capital deficit of $50,038,916 and total assets of $57,343,897. Stockholders’ equity was $6,339,491. The negative working capital is principally due to notes payable which were payable within one year.

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

We do not expect to pay cash dividends on our common stock in the foreseeable future.

The following table summarizes sources and uses of cash and cash equivalents-as restated:

	Nine Months Ended September 30,
	2024	2023
Net (loss)	(1,417,903)	(9,043,543)

Net cash (used in) operating activities	(5,077,325)	(9,640,042)

Net cash provided by (used in) investing activities	865,063	(8,456,806)

Net cash provided by financing activities	2,690,469	22,412,547

Net increase (decrease) in cash	$(1,521,793)	$4,315,699

Cash—beginning of period	$1,668,847	$569,298
Cash—end of period	$147,054	$4,884,997

Cash Flow Used in Operating Activities

Cash flow used in operating activities for the nine months ended September 30, 2024 was $5,077,325 compared to $9,640,042 for the nine months ended September 30, 2023. Cash flows used in operating activities for the nine months ended September 30, 2024 can be primarily attributed to the net loss from operations and a decrease in accounts payable. Cash flows used in operating activities for the nine months ended September 30, 2023, can be primarily attributed to the net loss from operations, the adjustment of stock compensation expense and a decrease in accounts payable. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash Flow provided by (Used in) Investing Activities

Cash flow provided by (used in) investing activities for the nine months ended September 30, 2024 was $865,063, including cash from proceeds from sale of assets of $1,142,142 and ($276,079) invested in oil and natural gas properties, compared to ($8,456,806) invested in oil and natural gas properties for the nine months ended September 30, 2023. Cash flow used in investing activities principally consists of investment in oil and natural gas properties in Texas.

Cash Flows from Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2024 was $2,690,469 compared to $22,412,547 for the nine months ended September 30, 2023. Cash flows from financing activities consists of proceeds from additional borrowings from a related party. For the nine months ended September 30, 2024, we incurred aggregate interest on the 2022 Note, the 2021 Note and under the Loan Agreement of $2,041,450.

Capital Expenditures

Our capital expenditures are summarized in the following table:

	Nine Months Ended September 30,
	2024	2023
Acquisitions:
Proved property	$-	$-
Unproved property working interest	1,243,565	723,669
Exploration and development:
Developmental leasehold costs	-	-
Exploratory drilling and completion costs	-	-
Development drilling and completion costs	276,079	8,456,806
Other development costs	-
Capitalized interest	2,182,539	1,819,016
Total exploration and development	3,702,183	10,999,491

Other property	-	-
Total capital expenditures	$3,702,183	$10,999,491
Change in accrued capital expenditures and other	3,565,287	3,646,497
Prepaid drilling costs	-	(150,000)
Capitalized interest	(2,182,539)	(1,819,016)
Common stock issued in mineral lease acquisition	(1,243,565)	(723,669)
Total cash capital expenditures	$3,841,366	$11,953,303

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The conclusion is based on the need to file this Form 10-Q/A to restate the financial statements for the nine months ended September 30, 2024.

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

NEXT BRIDGE HYDROCARBONS, INC.

Date: October 28, 2025	/s/ Gregory McCabe
Gregory McCabe, Chief Executive Officer and President
(Principal Executive Officer)

Date: October 28, 2025	/s/ Roger Wurtele
Roger Wurtele, Chief Financial Officer
(Principal Financial and Accounting Officer)