Form 10-K
period 2024-12-31
Next Bridge Hydrocarbons, Inc.
filed 2025-12-11
CIK 1936756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-266143

NEXT BRIDGE HYDROCARBONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-2538731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 W. Texas Ave., Suite 890
Midland TX 79701
(Address of principal executive offices) (Zip Code)

(432) 684 0018
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:
Common stock, par value $0.0001 per share

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

The registrant’s common stock was not publicly traded as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

Class	Outstanding at December 10, 2025
Common stock, par value $0.0001 per share	264,637,563

DOCUMENTS INCORPORATED BY REFERENCE

None

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

DEFINITIONS

The following are abbreviations and definitions of terms commonly used in the oil and gas industry and in this report. Natural gas equivalents and crude oil equivalents are determined using the ratio of six Mcf to one barrel. Unless the context otherwise requires, all references to “us,” “our,” “we,” “NBH,” the “Company” or “Next Bridge” mean Next Bridge Hydrocarbons, Inc. and where applicable, its consolidated subsidiaries including Torchlight Hazel, LLC, a Texas limited liability company (“Torchlight Hazel”), Hudspeth Oil Corporation, a Texas corporation (“Hudspeth”), Hudspeth Operating, LLC, a Texas limited liability company (“Hudspeth Operating”), and Torchlight Energy, Inc., a Nevada corporation (“TEI”),Wolfbone Investments LLC, a Texas limited liability company (“Wolfbone”), Wildcat Panther, LLC, a Texas limited liability company (“Panther”), Wildcat Valentine, LLC, a Texas limited liability company (“Valentine”), Wildcat Cowboy, LLC, a Texas limited liability company (“Cowboy”), Wildcat Packer, LLC, a Texas limited liability company (“Packer”).

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

Part I

Items 1 and 2. Business and Properties

The following description of the business of Next Bridge Hydrocarbons, Inc. should be read in conjunction with the information included elsewhere in this report on Form 10-K for the year ended December 31, 2024.

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

We are an energy company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties in the United States. Our primary focus has been the development of interests in an oil and natural gas project we held in the Orogrande Basin in West Texas in Hudspeth County, Texas (the “Orogrande Project”). We have minor interests in the Eastern edge of the Midland Basin in Sterling, Tom Green and Irion Counties, Texas (the “Hazel Project”), and two minor well interests located in Oklahoma (the “Oklahoma Properties”) and mineral lease interests in Louisiana.

On October 8, 2024, the Company received notice from University Lands that they would not be allowing the extension of the Orogrande Drilling and Development Agreement at its previously scheduled renewal date of December 31, 2024. An impairment adjustment of $56,186,313 has been recorded in the accompanying consolidated financial statements to reflect the non-renewal of the Orogrande mineral lease agreement.

The Company operates its business through nine wholly owned subsidiaries Torchlight Energy, Inc., a Nevada corporation (“TEI”), Hudspeth Oil Corporation, a Texas corporation (“Hudspeth”), Torchlight Hazel, LLC, a Texas limited liability company (“Torchlight Hazel”), Wolfbone Investments, LLC, a Texas limited liability company (“Wolfbone”), Hudspeth Operating, LLC, a Texas limited liability company and wholly owned subsidiary of Hudspeth (“Hudspeth Operating”), Wildcat Panther, LLC, a Texas limited liability company (“Panther”), Wildcat Valentine, LLC, a Texas limited liability company (“Valentine”), Wildcat Cowboy, LLC, a Texas limited liability company (“Cowboy”), Wildcat Packer, LLC, a Texas limited liability company (“Packer”). All intercompany transactions have been eliminated in consolidated financial statements.

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

Our Competitive Strengths

Experienced People. As of December 31, 2024, we have two employees. We engage consultants for various roles as needed including high quality exploration and technical partners. Our internal operations team serves as the foundation of our values-driven culture and commitment to developing a skilled, agile, diverse and engaged workforce. Advancing a safe, ethical, inclusive and diverse culture creates an environment that attracts and retains the high-performing workforce needed to successfully execute our strategy. We plan to continue to build on the expertise and experiences of our management and operations teams and seek guidance from outside advisors as well as our Board.

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

Current Projects

As of December 31, 2024, we had interests in three oil and natural gas projects: the Hazel Project, the Oklahoma Properties, and mineral lease interests in Louisiana.

Orogrande Project, West Texas

On August 7, 2014, the Company entered into a Purchase Agreement with Hudspeth, McCabe Petroleum Corporation (“MPC”), and Gregory McCabe (“Mr. McCabe”), the sole owner of Wolfbone Investments, LLC (“Wolfbone”). Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, our predecessor had acquired 100% of the capital stock of Hudspeth which held certain oil and natural gas assets, including a 100% working interest in approximately 134,000 predominately contiguous acres in the Orogrande Basin in West Texas.

Effective March 27, 2017, the Orogrande acreage became subject to a Development Unit Agreement 2837 with University Lands (“DDU Agreement”), which allowed for all 192 existing leases covering approximately 134,000 gross acres leased from University Lands to be combined into one drilling and development unit for development purposes. The term of the DDU Agreement was scheduled to expire on December 31, 2024.

The DDU Agreement also granted the right to extend the DDU Agreement through December 31, 2029, if compliance with the DDU Agreement is met and the extension fee associated with the additional time is paid. The Company expected to exercise its option to extend the term under the DDU Agreement prior to its expiration and was in compliance with the DDU provisions..

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

The Company has drilled seven test wells on the Hazel Project to capture and document the scientific base in support of demonstrating the production potential of the property. No wells were drilled on the Hazel Project during the years ended December 31, 2024 and 2023.

Option Agreement with Masterson Hazel Partners, LP

On August 13, 2020, our subsidiaries TEI and Torchlight Hazel (collectively, “Torchlight Subs”) entered into an option agreement (the “Option Agreement”) with Masterson Hazel Partners, LP (“MHP”) and MPC. Under the agreement, MHP was obligated to drill and complete, or cause to be drilled and completed, at its sole cost and expense, a new lateral well (the “Well”) on our Hazel Project, sufficient to satisfy Torchlight Subs’s continuous development obligations on the southern half of the prospect no later than September 30, 2020. MHP has satisfied this drilling obligation. MHP paid Torchlight Subs $1,000 as an option fee at the time of execution of the Option Agreement. MHP is entitled to receive, as its sole recourse for the recoupment of drilling costs, the revenue from production of the Well attributable to the Torchlight Subs interest until such time as it has recovered its reasonable costs and expenses for drilling, completing, and operating the Well. At such time, any acreage held by production and all wells will revert back to our subsidiary, Torchlight Hazel.

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

Full impairment of the historical cost incurred in prior periods tor the Oklahoma properties has been previously recognized.

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

Also concurrent with the closing of the above transactions with Wildcat, we entered into and closed a Participation Agreement with Magnetar under which we sold to Magnetar a 100% working interest, entitled to not less than a 75% net revenue interest, in and to the Panther Leases covering approximately 618 gross acres of land situated within the AMI provided therein, along with a 100% right, title and interest in all contracts affecting the Panther Leases, for the following consideration: (a) Magnetar paid $428,918.05 to us and $70,081.95 to MPC for delay rentals paid by it; (b) Magnetar agrees to reimburse McCabe for its payment of delay rentals to sustain certain of the Panther Leases coming due in March and April 2024 in the amount of $70,081.98; (c) Magnetar agrees to pay all delay rentals pertaining to the Panther Leases which accrue during calendar year 2024, shown to be $23,888.90; (d) in the event Magnetar is unable to commence actual drilling operations on lands covered by the Subject Panther Leases on or prior February 1, 2025, then Magnetar shall have the option to extend or take new leases on any of the Panther Leases that would expire during the following 12 calendar months; (e) we will have the option to participate up to a 1/3 working interest in the initial test well to be undertaken by Magnetar on lands covered by the Panther Leases, with this right to extend to subsequent wells to be undertaken by Magnetar, subject to the further provisions regarding operations; (f) prior to its spudding the initial test well, Magnetar will pay to us a spud fee equal to $100,000 of which $20,000 will be shared with Zebrowski Consulting.

Oil and Natural Gas Reserves

Other than the Producing Hazel Wells (defined below), the only producing properties owned by us were the Oklahoma Properties, which were marginally producing and were uneconomic for reserve calculation purposes. At the end of 2024, reserves did not include any value for proved undeveloped properties.

We currently have two producing wells located on the Hazel Project, the Flying B Ranch #3H well and the Flying B Ranch #4H well (the “Producing Hazel Wells”). Production is from the Wolfcamp formation. At December 31, 2024, there were no proved reserves or proved developed nonproducing reserves related to these properties after giving effect to the obligation to reimburse drilling costs incurred by MHP.

The initial gross monthly production rate for the Flying B Ranch #4H was estimated to be 4,200 Bbl, although we will receive no future revenue from these wells until their estimated depletion because all of such revenue, after deducting expenses to produce the oil, is to be received by MHP directly and credited toward the recoupment of drilling costs incurred by MHP.

As of December 31, 2024, our proved developed nonproducing reserves related to the Producing Hazel Wells totaled -0- BOE, after giving effect to the obligation to reimburse drilling costs incurred by MHP. As of December 31, 2024, the outstanding cost reimbursement balance owed to MHP was $2,964,114.

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

During the year ended December 31, 2024, we produced and sold 100 barrels of oil net to our interest at an average sale price of $71.34 per Bbl. We produced and sold 3500 Mcf of gas net to our interest at an average sales price of $1.56 per Mcf. Our average production cost including lease operating expenses and direct production taxes was $19.50 per BOE. Our depreciation, depletion, and amortization expense was $-0- per BOE.

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

During the year ended December 31, 2024, 5,620 barrels of oil net to our interest were sold at an average sale price of approximately $71.30 per Bbl, although we received none of this revenue because all of it, after deducting expenses to produce the oil, was either received by MHP directly during the time that the Option Agreement was in effect or credited towards the recoupment of drilling costs incurred by MHP. We produced and sold -0- Mcf of natural gas net to our interest.

	December 31, 2024			December 31, 2024
	Reserves			Future Net Revenue (M$)
					Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%
Net Proved Producing	0	0	0	$-	$-
Net Proved Undeveloped	0	0	0	$-	$-
Net Total Proved	0	0	0	$-	$-
Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties					$-

Probable Undeveloped	0	0	0	$-	$-

The net producing reserves from 2023 and 2024 were -0- BOE related to the Producing Hazel Wells due to the obligation to pass revenue through to MHP under the terms of the Option Agreement effective during both periods. Since we have no reserve value as of December 31, 2023 and December 31, 2024, Standardized Measure is not presented.

Due to the inherent uncertainties and the limited nature of reservoir data, both proved and probable reserves are subject to change as additional information becomes available. The estimates of reserves, future cash flows, and present value are based on various assumptions, including those prescribed by the SEC, and are inherently imprecise.

Investments to support our oil and natural gas properties during the years ended December 31, 2024 and 2023 were $1.7 million and $9.4 million, respectively.

	Years Ended
	December 31
	2024	2023
Property acquisition costs	$1,244,408	$723,669
Development costs	$448,477	$8,653,640

Totals	$1,692,885	$9,377,309

Property acquisition costs for the year ended December 31, 2023, stated above include $723,669 representing the value of 83,358,275 shares of common stock and cancellation of an account receivable of $177,519   given in exchange for 33.5% working interest in the Company’s Orogrande Project.

Property acquisition costs for 2024 represent the acquisition cost of the Louisiana Projects including the value of the issuance of 2,500,000 shares of common stock of $1,243,565 plus the $278,054 addition to the Company’s Note Payable   to our CEO Gregory McCabe to reimburse cash payments for Louisiana mineral lease costs and reduced by $1,141,142 of proceeds from the sale of a portion of the mineral interests.

On December 30, 2024, the Company acquired partnership interests from the Johnson Prospect participants in exchange for 8,432,047 shares of common stock valued at $843 upon the participants exercising an election granted in the Participants Agreements.   The shares were issued in April 2025.

Property development costs presented above exclude interest capitalized into the full cost pool. For the years ended December 31, 2024 and 2023, we capitalized $2,182,539 and $2,498,184 of interest on unevaluated properties, respectively.

The development costs in 2023 include work solely in the Orogrande Project. We made progress during 2023 to develop proved producing reserves in the Orogrande Project in the Permian Basin in West Texas, which has not yet resulted in hydrocarbon production. We incurred costs related to certain drilling activity carried out to remain in compliance with all aspects of our lease obligations and to satisfy the continuous drilling clause under the agreement with University Lands, whereby we are obligated to satisfy certain minimum yearly requirements that may be exceeded if desired. Additionally, the Company and certain investor participants entered into twenty-five separate Participation Agreements to conduct drilling of wells in the Company’s approximately 17,000 acre Johnson Prospect in Hudspeth County, Texas, which is a portion of the Company’s Orogrande Prospect to satisfy the 2023 drilling requirement.

No development costs were incurred in 2024 or 2023 for the Oklahoma Properties.

During the fiscal years ended December 31, 2024, and 2023, development and exploratory net wells   were drilled as set forth in the table below.

Drilling Activity Summary

	December 31	December 31
	2024	2023
Hazel Project (Texas)
Dry	0	0
Productive	0	0

Orogrande Project (Texas)
Dry	0	0
Productive	0	5

Effective as of October 6, 2023, the Company and certain investor participants entered into twenty-five separate Participation Agreements to conduct drilling of wells in approximately 17,000 acre Johnson Prospect in Hudspeth County, Texas, which was a portion of the Company’s Orogrande Prospect.

Pursuant to the Participation Agreement, the Participants collectively funded the cost of drilling which was used to (i) acquire the rights to drill on the Johnson Prospect and (ii) finance the drilling of five (5) vertical wells in the Johnson Prospect in connection with the Company’s 2023 drilling program requirements under its University Lands Drilling and Development Unit Agreement.

On December 30, 2024, the Company acquired the partnership interests from the Johnson Prospect participants in exchange for 8,432,047 shares of common stock valued at $843 upon the participants exercising an election granted in the Participants Agreements.

On October 8, 2024, the Company received notice from University Lands that they would not be allowing the extension of the Orogrande DDU agreement at its scheduled renewal date of December 31, 2024.

Orogrande Producing Well Summary

	December 31, 2024		December 31, 2023
	Gross	Net	Gross	Net
Productive Wells
Oil	0	0	7.00	2.67
Gas	0	0	7.00	2.66
Test Wells
Salt Water Disposal	0	0	3.00	2.13
Fresh Water Supply	0	0	3.00	2.00
Plug & Abandon	0	0	5.00	3.87

Well status as of December 31, 2023 includes the five wells drilled under the Participation Agreements and which satisfied the 2023 drilling requirement.

With the principal goal of gathering scientific data from a strategy of drilling test wells, all wells were drilled with the intent of being completed and productive for hydrocarbons. Two horizontal wells were successfully completed for hydrocarbons through the 2020 drilling program, however as of December 31, 2023, both wells remained shut-in waiting for hook-up to a gas pipeline. The various wells drilled on the Orogrande Basin through 2023 confirmed that there are at least five potential distinct reservoirs under our acreage. While these wells may have potential to produce hydrocarbons to sell commercially in the future, due to capital constraints we had no immediate plans to deploy the capital necessary to sell production from these wells to third parties. Instead, we planned to use the results from these wells to determine our drilling plans for future wells, including well locations, target depths and designated acreage, in the Orogrande Project. The remaining wells can be used for future development for various applications such re-entering the wellbores for horizontal unconventional development, fresh water supply, or salt water disposal and/or plugged and abandoned.

Acreage.

			Company Interest		Company Interest
	Total Acres		Developed Acres		Undeveloped Acres
Leasehold Interests - 12/31/2024	Gross	Net	Gross	Net	Gross	Net
Texas -
Hazel project	806	645	806	645	-	-

Oklahoma -
Viking	640	192	640	192	-	-

Louisiana -
Wildcat projects	1,392	1,392	-	-	1,392	1,392

Total	2,838	2,229	1,446	837	1,392	1,392

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

Corporate Information

Our principal executive office is located at 500 W Texas Ave., Suite 890 Midland, Texas 79701. We currently share this office space with companies owned by our CEO, Gregory McCabe, and believe that the condition and size of those offices are adequate for our current needs. Our website is nextbridgehydrocarbons.com. Information contained on or accessible through our website, when available, shall not be incorporated by reference herein.

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

You should carefully consider the following material risk factors as well as the other information contained or incorporated by reference in this report, as these important factors, among others, could cause our actual results to differ from our expected or historical results. It is not possible to predict or identify all such factors. Consequently, you should not consider any such list to be a complete statement of all of our potential risks or uncertainties. Based on the information currently known to us, we believe the following information identifies the most material risk factors affecting us, but the risks and uncertainties below are not the only ones related to our businesses and are not necessarily listed in the order of their significance.

Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Related to Our Business and Growth Strategy

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

The Company has a history of net losses from operations and negative cash flow from operating activities. We will need to raise additional working capital to continue our normal and planned operations. We will also need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. During the year ended December 31, 2024, we incurred a net loss of $59,314,467 and used cash in the amount of $5,109,114 for operating activities for the year ended December 31, 2024. At December 31, 2024 we had an accumulated deficit of $159,547,862 and had a working capital deficit of $51,418,849 compared with a working capital deficit of $47,094,359 as of December 31, 2023. These factors raise doubt regarding our ability to continue as a going concern. Because we have incurred significant net losses, our auditors have issued a “going concern” audit qualification. A “going concern” qualification indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

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

In the event that we fail to meet our drilling obligations for any oil and gas lease we hold or may obtain in the future, whether because we are unable to obtain additional capital when required or otherwise, or if production ceases, our leases will expire. If we have to renew such leases on new terms, we could incur significant cost increases, and we may not be able to renew such leases on commercially reasonable terms or at all. In addition, on certain portions of our acreage, third-party leases may become immediately effective if our leases expire. As such, our actual drilling activities may materially differ from our current expectations, which could adversely affect our business.

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

Development of undeveloped reserves in the future   requires substantial capital expenditures and successful drilling operations of our oil and natural gas properties. All of the development costs related to our Hazel Project were paid by MHP. Under the Option Agreement, we granted MHP the option to acquire the Hazel Project in exchange for it conducting, and paying for, development activity sufficient to maintain the Hazel mineral leases in good standing. The Option Agreement provided that if MHP declined to exercise the option to acquire the property, we would be obligated to reimburse them for their cost of the development activity to the extent that the wells produced revenues beyond the date of the option’s lapse until the total amount of development expenses are reimbursed. MHP declined to exercise the option effective September 30, 2021.

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

Businesses across all industries were facing increasing scrutiny from stakeholders related to their ESG practices. If we do not adapt to or comply with investor or stakeholder expectations and standards, which are evolving, regardless of whether there is a legal requirement to do so, we may suffer from reputational damage and the business, financial condition and/or the value of our common stock could be materially and adversely affected. Increasing attention to climate change, increasing societal expectations on businesses to address climate change, and potential consumer use of substitutes to energy commodities may result in increased costs, reduced demand for our hydrocarbon products, reduced profits, increased investigations and litigation, and negative impacts on our ability to access capital markets.

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

We have two part-time employees, including our Chief Executive Officer and Chief Financial Officer. The loss of these individuals would have an adverse effect on our business, as we have very limited personnel. We leverage the services of other independent consultants and contractors to perform various professional services, including engineering, oil and natural gas well planning and supervision, and land, legal, environmental and tax services. We also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. Our dependence on third-party consultants and service providers create a number of risks, including but not limited to:

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

The timeline and potential magnitude of the COVID-19 outbreak continues to be unknown. The continuation or amplification of the COVID-19 pandemic could continue to more broadly affect the United States and global economy, including our business and operations, and the demand for oil and natural gas. Other contagious diseases in the human population could have similar adverse effects. The potential impact from COVID-19 is difficult to predict, therefore, the extent to which it will negatively affect our operating results, or the duration of any potential business disruption is uncertain. The magnitude and duration of any impact will depend on future developments and new information that may emerge regarding the duration of COVID-19 pandemic, the severity of any variants thereof, rate of vaccinations and other actions taken by authorities to contain its impact or otherwise treat the disease, all of which are beyond our control.

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

On August 7, 2023, following the Loan Purchase, Mr. McCabe acquired the Note thereby replacing Meta as the lender and secured party under the 2021 Note. The Company’s obligations under the 2021 Note remain unchanged. Following amendments to the Notes the maturity dates have been extended to December 31, 2025.

The 2022 Note with Mr. McCabe contains restrictive covenants that limit our operations.

On December 22, 2022, we borrowed $2 million pursuant to the terms of the 2022 Note (defined below), which has a maximum principal amount available for borrowing of $20 million, all of which had been drawn as of December 31, 2023. If we are not in compliance with the covenants of the 2022 Note, or if we are in default under the 2022 Note, it is possible that Mr. McCabe will not offer to extend any additional loans under the 2022 Note, which may affect our business as a going concern. The 2022 Note includes a restrictive covenant that, subject to certain exceptions and qualifications, restricts our ability to merge or consolidate with another person, or sell or transfer all or substantially all of our assets, unless we are the surviving entity or the successor entity assumes all obligations under the 2022 Note. This restriction may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.

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

Risk Related to Ownership of Our Common Stock

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

Our outstanding Series A Redeemable Preferred Stock begins accruing dividends on August 20, 2026 and has liquidation preference over our common stock.

On August 20, 2025, the Company issued 3,000,000 shares of newly designated Series A Redeemable Preferred Stock (the “Preferred Stock”). The holders of the Preferred Stock have no voting rights. At the Company’s option, it may redeem the Preferred Stock, in whole or from time to time in part, on any business day after the date of issuance, at a per share redemption price equal to $1.00 plus all accrued and unpaid dividends on such share, if any. The Preferred Stock begins accruing dividends on the first anniversary of the issuance date, August 20, 2026, at the rate of 18% per annum of the per share redemption/liquidation price ($1.00 plus all unpaid dividends on such share). Additionally, there are restrictions on the Company declaring or making any distribution on common stock while there are any accrued and unpaid dividends owed to holders of Preferred Stock. Holders of the Preferred Stock also have certain rights upon liquidation, dissolution or winding up of the Company or upon a change or control of the Company. Specifically, in the event of any liquidation, dissolution or winding up, holders of the Preferred stock will have liquidation preference over holders of common stock.

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

On March 15, 2024, a securities class action captioned Targgart v. Next Bridge Hydrocarbons, Inc., et al., No. 24-cv-1927, was filed in the U.S. District Court for the Eastern District of New York. The action is brought on behalf of a putative class of persons or entities that acquired the Company’s shares in connection with the Company’s spin-off from Meta Materials, Inc., in December 2022. The complaint names as defendants the Company and certain of its current and former officers and directors. The complaint asserts claims under Sections 11 and 15 of the Securities Act, alleging that the Form S-1 that the Company filed with the SEC on July 14, 2022, which became effective on November 18, 2022, contained untrue statements or omissions. The complaint seeks, among other things, unspecified statutory and compensatory damages. On August 12, 2024, the case was transferred to the Northern District of Texas. On September 9, 2024, plaintiffs filed an amended complaint that added a Section 12(a)(2) claim against the Company. On July 3, 2025, the District Court granted Defendants’ Motion to Dismiss and dismissed the case with prejudice. Final Judgment was entered that same day. On July 29, 2025, the plaintiffs filed a Notice of Appeal to appeal the case to the U.S. Court of Appeals for the Fifth Circuit. This appeal is still pending.

On May 7, 2024, a stockholder derivative petition captioned Bartok v. Greg McCabe, et al., No. 017-352565-24, was filed in the District Court of Tarrant County, Texas. The petition names the Company as a nominal defendant and asserts breach of fiduciary duty and other assorted claims against current and former officers and directors of the Company and of Meta Materials, Inc. The stockholder makes allegations about the defendants’ conduct in the Company’s 2022 spin-off from Meta Materials, Inc., and alleges continuing breaches by failing to correct allegedly misleading statements made in connection with the spin-off. On November 13, 2025, the court issued an order of nonsuit without prejudice for the case after the plaintiff filed a notice requesting the same.

As previously disclosed in the Company’s Form 10-Q for the three months ended September 30, 2024, the suit Hudspeth and Wolfbone Investments, LLC v. Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies was settled by the parties in May 2024 (the “Cordax matter”). During the year ended December 31, 2024, the Company received $872,267 of settlement proceeds from the Cordax matter.

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

As of December 4, 2025, we have approximately 6,759 holders of record of shares of our common stock. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers, the holder of the common stock, is counted as a single shareholder. A significant number of shares of our common stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the exact number of beneficial owners of our common stock.

As of December 4, 2025, we had a total of 264,637,564 shares of common stock issued and outstanding. This amount does not include outstanding uncovered short positions held by foreign and domestic institutions. We are presently in communication with FINRA and the SEC to bring light to the scope of the aggregate uncovered short position in our common stock. FINRA has previously reported that it estimated that there was an aggregate short interest position in the Series A Preferred Shares of Meta Materials, Inc. (which converted into our common stock and previously traded under the symbol “MMTLP” in the over-the-counter equity market) in accounts held at U.S. member broker-dealers as of December 12, 2022 of approximately 2.65 million shares. This figure, however, does not include domestic or foreign non-member entities that could act as custodians or agents holding securities for others, including foreign-registered broker-dealers. We intend to continue to investigate this issue and hope to uncover more details in the future. But our ability to do this may be hindered without the full support of the applicable regulatory bodies and broker-dealers that oversee these matters.

Distributions

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

Equity Compensation Plan Information

See Item 11 for information regarding our Equity Incentive Plan.

Sale of Unregistered Securities

On December 30, 2024, the Company acquired the partnership interests from the Johnson Prospect participants in exchange for 8,432,047 shares of common stock valued at $843 upon the participants exercising an election granted in the Participants Agreements. The certificates were distributed during the second quarter, 2025.

On December 31, 2024, the Company issued 3,000,000 shares of common stock to directors, an officer, and a consultant for services. The certificates were distributed during the second quarter, 2025.

The offer and sale of the shares of common stock pursuant to the transactions described above were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The shares were issued in reliance on the exemptions from the registration requirements of the Securities Act contained in Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder. The subject issuances of securities did not involve a “public offering” based upon the following factors: (i) each issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to single purchasers; (iii) there were no public solicitations; (iv) the purchasers had represented that each was an accredited investor (as the term is defined in Rule 501(a) of Regulation D under the Securities Act); (v) the investment intent of the purchasers; and (vi) the restriction on transferability of the securities issued.

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

In connection with the Merger, on December 22, 2022, the Company entered into the 2022 Note (defined below). The Company is entitled to request advances under the 2022 Note in a minimum principal amount of $100,000 each. Mr. McCabe is the largest shareholder of our common stock. As such, the Merger and 2022 Note constitute related party transactions which have been duly approved by our Board and Audit Committee. As of December 31, 2024, the Company had drawn $21.53 million on the 2022 Note. The maturity date of the loan has been amended to December 31, 2025.

Recent Developments

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

Effective December 30, 2024, the   Board of Directors approved 8,432,047 shares of common stock to be issued to the Participants in the Johnson Project. On October 6, 2023, the Company and certain investor participants (each a “Participant” and collectively the “Participants”) entered into twenty-five separate Participation Agreements (the “Participation Agreements”) to conduct drilling of wells in the Company’s approximately 17,000 acre Johnson Prospect in Hudspeth County, Texas, which was a portion of the Company’s Orogrande Prospect. Within a specified period following drilling of the initial five (5) wells, pursuant to the Participation Agreement, each Participant had the right to elect to transfer and assign all its interests to the Company in exchange for the issuance of shares of common stock. All 25 participants elected to exercise that right effective December 30, 2024 resulting in the approval of the issuance of common stock. The stock certificates were issued in 2025.

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

Results of Operations.

Historical Results for the Years Ended December 31, 2024 and 2023

Historical Results for the Years Ended December 31, 2024

For the year ended December 31, 2024, we had a net loss of $59,614,467 compared to a net loss of $10,389,372 for the year ended December 31, 2023. At December 31, 2024, we had current assets of $757,261 and total assets of $1,431,991. As of December 31, 2024, we had current liabilities of $52,176,110. Stockholders’ deficit was $51,843,430 at December 31, 2024.

Historical Results for the Years Ended December 31, 2023

For the year ended December 31, 2023, we had a net loss of $10,389,372. At December 31, 2023, we had current assets of $2,085,810 and total assets of $55,863,568. As of December 31, 2023, we had current liabilities of $49,180,169. Stockholders’ equity was $6,434,748 at December 31, 2023.

Revenue and Gross Profit

	Year Ended December 31
	2024	2023	Change
Product Sales BOE	683	837	154

Total Revenue	$12,585	$26,031	($13,446)
Cost of revenue	($186,006)	($60,933)	$125,073
Gross Profit (Loss)	($173,421)	($36,464)	($136,957)

Gross profit percentage	-1378.00%	-140.08%	1018.57%

Production Revenues and Cost of Revenue

For the year ended December 31, 2024, we had production revenue of $12,585 compared to $26,031 in 2023. The change in revenue was primarily due to the decrease in oil and natural gas production from 837 BOE for the 2023 period to 683 BOE for the 2024 period from the Oklahoma Properties, a decrease in the average price of oil from $76.50 in 2023 to $71.34 in 2024 and a decrease in the average price of natural gas from $2.07 in 2023 to $1.56 in 2024. Our cost of revenue, consisting of lease operating expenses and production taxes, was $60,933 for the year ended December 31, 2023, compared with $186,006 for the year ended December 31, 2024. For each of the years ended December 31, 2023 and 2024, production and revenue are detailed as follows:

		Oil	Gas
		Production	Production	Oil	Gas	Total
Property	Quarter	{BBLS}	{MCF}	Revenue	Revenue	Revenue
Oklahoma	Q1 - 2023	107	748	$8141	$2,783	$10,924
Hazel (TX)	Q1 - 2023	0	0	-	-	-
Total Q1-2023		107	748	$8,141	$2,783	$10,924

Oklahoma	Q2 - 2023	43	867	3,195	1,646	4,841
Hazel (TX)	Q2 - 2023	0	0	-	-	-
Total Q2-2023		43	867	$3,195	$1,646	$4,841

Oklahoma	Q3 - 2023	79	1183	6,184	1,547	7,731
Hazel (TX)	Q3 - 2023	0	0	-	-	-
Total Q3-2023		79	1183	$6,184	$1,547	$7,731

Oklahoma	Q4 - 2023	15	760	1,146	1,389	2,535
Hazel (TX)	Q4 - 2023	0	0	-	-	-
Total Q4-2023		15	760	$1,146	$1,389	$2,535

Total 2023		244	3558	$18,666	$7,365	$26,031

Average Commodity Price				$76.50	$2.07

Oklahoma	Q1 - 2024	28	809	2,002	1,565	3,567
Hazel (TX)	Q1 - 2024	0	0	-	-	-
Total Q1-2024		28	809	$2,002	$1,565	$3,567

Oklahoma	Q2 - 2024	14	639	945	694	1,639
Hazel (TX)	Q2 - 2024	0	0	-	-	-
Total Q2-2024		14	639	$945	$694	$1,639

Oklahoma	Q3 - 2024	14	668	1,076	979	2,055
Hazel (TX)	Q3 - 2024	0	0	-	-	-
Total Q3-2024		14	668	$1,076	$979	$2,055

Oklahoma	Q4 - 2024	44	1384	3,111	2,213	5,324
Hazel (TX)	Q4 - 2024	0	0	-	-	-
Total Q4-2024		44	1384	3,111	2,213	5,324

Total 2024		100	3,500	$7,134	$5,451	$12,585

Average Commodity Price				$71.34	$1.56

Expenses for the Years Ended December 31, 2024 and 2023

We recorded depreciation, depletion and amortization expense of $-0- for the year ended December 31, 2024 compared to $-0- for the year ended December 31, 2023.

General and Administrative Expenses

	Year Ended December 31,
	2024	2023
General & Administrative Expenses	$4,137,001	$12,095,611

Total	$4,137,001	$12,095,611

General and Administrative Expenses

Our general and administrative expense for the year ended December 31, 2024 was $4,137,001 compared to $12,095,611 for the year ended December 31, 2023. Our general and administrative expenses consisted of consulting and compensation expense, substantially all of which were non-cash or deferred, accounting and administrative costs, professional consulting fees, and other general corporate expenses. The change in general and administrative expenses in 2024, compared to 2023, is primarily due to employee compensation and changes in consulting fees, filing fees, legal fees, director and officer liability insurance, and investor relations expenses.

Cash Flows, Liquidity and Capital Resources.

Cash Flows

The following table summarizes sources and uses of cash and cash equivalents:

	Year	Year
	Ended	Ended
	December 31, 2024	December 31, 2023
Cash Flows From (Used in) Operating Activities
Net loss	$(59,614,467)	$(10,389,372)
Adjustments to reconcile net loss to net cash from operations:
Accretion expense	806,381	1,785
Asset retirement obligation	(26,670)	-
Prospect fee offset to note payable	-	(368,334)
Imputed interest on note payable	37,500	-
Expense related to stock based compensation	54,381	4,781,278
Impairment loss	56,186,313	-
Change in:
Accounts receivable	123,882	(208,882)
Prepayments - development costs	(254,548)	18,660
Prepaid expenses	(18,515)	(14,440)
Other assets	-	(25,000)
Accrued interest payable	755,696	-
Accounts payable, related party	97,027	-
Accounts payable and accrued expenses	(3,256,094)	(1,353,787)
Net cash from (used in) operating activities	(5,109,114)	(7,558,092)

Cash Flows From (Used in) Investing Activities
Investment in oil and natural gas properties	(448,477)	(8,653,640)
Proceeds from sale of oil and gas property	1,141,142	-
Net cash from (used in) investing activities	692,665	(8,653,640)

Cash Flows From Financing Activities
Proceeds from notes payable, related party	1,250,000	18,000,000
Proceeds from notes payable, unrelated party	2,000,000	-
Payments on promissory notes	-	(1,000,000)
Prepayments, working interest owners	(311,281)	311,281
Net cash from financing activities	2,938,719	17,311,281

Net increase (decrease) in cash	(1,477,730)	1,099,549

Cash - beginning of period	1,668,847	569,298

Cash - end of period	$191,117	$1,668,847

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$199,345

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in mineral property acquisitions	$1,243,565	$723,669
Common stock issued after December 31, 2024
for mineral property acquisitions	$843	$-
Addition to note payable to reimburse lease payments	$278,054	$-
Account receivable cancelled in WI acquisition	$-	$177,519
Recognition of ARO liability	$70,949	$-
Capitalized Interest	$2,182,539	$2,498,184

At December 31, 2024, we had cash and cash equivalents of $191,117 compared to $1,668,847 as of December 31, 2023.

Cash Flows From Operating Activities

Cash used in operating activities for the year ended December 31, 2024, was $5,109,114 compared to $7,558,092 for the year ended December 31, 2023.

Cash used in operating activities for the year ended December 31, 2024 can be attributed principally to net loss from operations of $59,614,467 adjusted for $56,186,313 in Impairment Expense, and changes in other liabilities, and accounts payable and accrued expenses.

Cash Flows from Investing Activities

Cash from (used) in investing activities for the year ended December 31, 2024 was $692,665 compared to $(8,653,640) for year ended December 31, 2023. Cash from in investing activities consisted of investments in oil and natural gas properties of $(448,447) and proceeds from sale of oil and natural gas property of $1,141,142.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2024 was $2,938,719 compared to $17,311,281 for the year ended December 31, 2023. Cash flows provided by financing activities consisted of loans from a related party and from an unrelated party.

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

Capital Expenditures

Our capital expenditures are summarized in the following table:

	Year Ended
	December 31
	2024	2023
Acquisitions:
Proved property	$-	$-
Unproved property mineral interest	1,244,408	723,669
Exploration and development:
Developmental leasehold costs	-	-
Exploratory drilling and completion costs	-	-
Development drilling and completion costs	692,665	8,653,640
Capitalized interest	2,182,539	2,498,184
Total exploration and development	4,119,642	11,875,493
Other property	-	-
Total capital expenditures	$4,119,642	$11,875,493
Change in accrued capital expenditures and other	3,256,094	1,353,787
Common stock issued for development costs	(1,244,408)	(723,669)
Account receivable cancelled in working interest acquisition	-	(177,519)
Proceeds from sale of property	(1,141,142)	-
Capitalized interest	(2,182,539)	2,498,184
Total cash capital expenditures	$2,807,647	$10,007,427

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

The 2021 Note

Prior to the date on which our shares of common stock were distributed to the holders of Series A Preferred Stock of Meta (the “Spin-Off”), on October 1, 2021, we issued a secured, revolving promissory note in an original principal amount of up to $15 million in favor of Meta (as amended to date, the “2021 Note”). The 2021 Note was issued to provide capital to engage certain consultants and satisfy the minimum drilling requirements under the DDU Agreement, which was necessary to preserve our interests in the oil and gas properties. Though Meta had no intentions to operate the oil and natural gas assets as an independent business, Meta would need to maintain the oil and natural gas interests until a sale of such assets or the Spin-Off could be consummated as it was obligated to do under its charter documents. The 2021 Note bears interest at 8% per annum, computed on the basis of a 360-day year, and matures March 31, 2023 (the “2021 Note Maturity Date”); provided, however, if we raise $30 million or more in capital through debt or equity or a combination thereof by the 2021 Note Maturity Date, the 2021 Note Maturity Date will be extended to September 30, 2023. If an event of default has occurred and is continuing, interest on the 2021 Note may accrue at the default rate of 12% per annum

The 2021 Note is secured by a security interest in (a) pursuant to a Stock Pledge Agreement dated as of September 30, 2021 between Gregory McCabe (the “Pledgor” or “Mr. McCabe”) and Meta (the “Stock Pledge Agreement”), 1,515,000 shares of Meta’s common stock that are owned directly and beneficially by the Pledgor, and (b) pursuant to a Deed of Trust, Mortgage, Security Agreement, Fixture Filing, Financing Statement and Assignment of Production dated as of September 30, 2021 made by Wolfbone (an affiliate of the Pledgor) for the benefit of Meta (the “Security Agreement”), a 25% working interest beneficially owned by the Pledgor in the Orogrande Project as defined in the Security Agreement. Following the Merger, we expect Wolfbone to become an indirect subsidiary of the Company and the Security Agreement to remain in place.

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

See the discussion under the caption “Recent Developments” and Note 5 of the notes to our financial statements as of and for the year ended December 31, 2024 included in this report for information about the amendments to the 2021 Note and the Loan Agreement entered into subsequent to the end of fiscal year 2023.

The 2022 Note

On December 22, 2022, we issued an unsecured promissory note in the principal amount of up to $20 million in favor of Mr. McCabe (the “2022 Note”). The 2022 Note bears interest at 5% per annum, computed on the basis of a 365-day year, and matured on June 30, 2024 (the “2022 Note Maturity Date”); provided, however, if we raise $30 million or more in capital through debt or equity or a combination thereof by the 2022 Note Maturity Date, the 2022 Note Maturity Date will be extended to October 3, 2023. The outstanding principal of the 2022 Note, together with all accrued interest thereon, became due on June 21, 2023. The revolving commitment under the 2022 Note expired on 2022 Note Maturity Date.

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

Following the Spin-Off, our board of directors considered ways to mitigate certain risks of having its indebtedness held by a third party lender following the Spin-Off and retain some flexibility in respect of negotiating the terms of the 2021 Note and Loan Agreement. Our board of directors believed that having all of the corporate debt transferred to Mr. McCabe was in the best interest of the Company and its stockholders. In light of Mr. McCabe acting as a guarantor of the obligations of the 2021 Note, consolidating the debt with Mr. McCabe would also mitigate any risks that the lender would seek recourse against Mr. McCabe in the event we were unable to satisfy our obligations thereunder. On August 7, 2023, Mr. McCabe and Meta entered into a Loan Sale Agreement whereby Mr. McCabe purchased from Meta (i) the 2021 Note and (ii) all outstanding loans made to us by Meta pursuant to the Loan Agreement (the “Loan Purchase”). As a result of the Loan Purchase, Mr. McCabe replaced Meta as the lender and a secured party under the 2021 Note and the Loan Agreement. As consideration for the Loan Purchase, Mr. McCabe agreed to pay to Meta $6,000,000 in cash and agreed to purchase shares of common stock of Meta in the amount of $6,000,000 over a period of time at a price per share equal to a 120% premium to Meta’s common stock price as of closing on the last trading day of each quarter. Additionally, as part of the Loan Purchase, Meta assigned to Mr. McCabe the lien on 25% of the Orogrande Prospect. After Mr. McCabe purchased $500,000 worth of shares of Meta’s common stock (in two equal tranches), Mr. McCabe and Meta came to an agreement to settle the Loan Purchase by allowing Mr. McCabe to make one additional $700,000 cash payment to Meta and surrender the shares of common stock he previously acquired, while retaining the rights as lender under the 2021 Note and the Loan Agreement. Our obligations and responsibilities under the 2021 Note, the Loan Agreement and the 2022 Note remain unchanged.

Contractual Obligations

Our most significant contractual obligations relate to the Loan Agreement, the 2021 Note, 2022 Note and drilling and development commitments and other lease operating expenses under certain leases for the Orogrande Project.

Our debt obligations include the $15 million principal balance outstanding under the 2021 Note, which incurs interest at 8% per annum and matures on March 31, 2024. On September 2, 2022, we entered into a Loan Agreement that governs the term loans advanced to us from Meta on April 14, 2022, May 4, 2022, May 12, 2022, May 26, 2022, June 1, 2022, June 13, 2022, June 28, 2022, August 11, 2022 and August 29, 2022, for an aggregate principal balance outstanding of $5 million, which is the maximum amount of Meta’s commitment under the Loan Agreement. The term loans incur interest at a per annum rate equal to 8% and matured on September 30, 2024. Automatic renewal provisions of Amendments to the Note terms extended the maturity date to December 31, 2025.

On December 21, 2022, we issued the 2022 Note that governs the term loans advanced to us from Mr. McCabe on December 22, 2022, for an aggregate principal balance up to $20 million. Draws on the loan through December 31, 2024 total $21.53 million. The term loan incurs interest at a per annum rate equal to 5% and matured on June 21, 2023. Under each of the 2021 Note, the Loan Agreement and the 2022 Note, if we raise additional capital through debt or equity, or any combination thereof, of at least $30 million before the respective maturity dates, we would have been entitled to extend maturity to October 3, 2023 and repay the outstanding balances in six equal monthly installments beginning in April 2023   up to such extended maturity date. Automatic renewal provisions of Amendments to the Note terms extended the maturity date to December 31, 2025.

For the year ended December 31, 2023, we incurred an aggregate interest on the 2022 Note, the 2021 Note and under the Loan Agreement of $2,498,184. Interest incurred during the year ended December 31, 2024, was $2,736,630.

In addition to our debt commitments, the Orogrande Project leases representing approximately 134,000 gross acres in the Orogrande Basin in West Texas were subject to expiration in 2024 in the event we fail to drill five wells during the 2024 calendar year in compliance with our drilling obligations under the DDU Agreement.

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

We are responsible for the fairness and reliability of the financial statements and other financial data included in this report. In the preparation of the financial statements, it is necessary for us to make informed estimates and judgments based on currently available information on the effects of certain events and transactions. All of the Company’s properties are unevaluated properties with the exception of the Hazel Project. The reserve report for 2023 included in this filing is necessary to compare proved reserves for the Hazel Project to the remaining balance of reimbursements due to MHP (the Optionee) is entitled to receive, as its sole recourse for the recoupment of drilling costs, All revenue from Hazel production is payable to MHP until such time as MHP has recovered its reasonable costs and expenses for drilling, completing, and operating the well. As of December 31, 2024, and 2023 the balance due to MHP exceeded the value of the proved reserves resulting in reportable reserves of $-0-.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Next Bridge Hydrocarbons, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the company had an accumulated deficit, negative cash flows from operations, and a net working capital deficiency as of December 31, 2024, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern

As discussed in Note 2 to the consolidated financial statements, the company had an accumulated deficit, negative cash flows from operations, and a net working capital deficiency.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are difficult to substantiate. To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2024

The Woodlands, TX

December 10, 2025

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED BALANCE SHEETS

	December 31	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$191,117	$1,668,847
Accounts receivable	85,000	207,470
Production receivable	-	1,412
Prepayments - development costs	385,888	131,340
Prepaid expenses	95,256	76,741
Total current assets	757,261	2,085,810

Oil and natural gas properties	569,551	53,672,579

Other assets	105,179	105,179

TOTAL ASSETS	$1,431,991	$55,863,568

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$519,841	$3,777,685
Accounts payable, related party	97,027	-
Prepayments, working interest owners	-	311,281
Note payable - related party	42,750,832	41,221,028
Note payable	2,000,000	-
Accrued interest payable	6,808,410	-
Total current liabilities	52,176,110	49,180,169

Asset retirement obligations	1,099,311	248,651

Total liabilities	53,275,421	49,428,820

Commitments and contingencies

Stockholders’ equity (deficit):
Preferred stock, par value $0.0001, 50,000,000 shares authorized; -0- issued and outstanding December 31, 2024 and December 31, 2023	-	-
Common stock, par value $0.0001; 500,000,000 shares authorized; 251,930,516 issued and outstanding at December 31, 2024; 248,830,516 issued and outstanding at December 31, 2023	25,193	24,883
Shares to be issued	1,143	-
Additional paid-in capital	107,678,096	106,343,260
Accumulated deficit	(159,547,862)	(99,933,395)
Total stockholders’ equity (deficit)	(51,843,430)	6,434,748

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,431,991	$55,863,568

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	December 31, 2024	December 31, 2023
Oil and natural gas sales	$12,585	$26,031

Operating expenses:
Lease operating expenses	185,100	59,059
Production taxes	906	1,874
General and administrative	4,137,001	12,095,611
Impairment loss	56,186,313	-
Total operating expenses	60,509,320	12,156,544

Other income (expense)
Prospect fee income	-	1,700,000
Administration income	10,000	41,140
Insurance proceeds	872,267	-
Interest income	1	1
Total other income	882,268	1,741,141

Loss before income taxes	(59,614,467)	(10,389,372)

Provision for income taxes	-	-

Net loss	$(59,614,467)	$(10,389,372)

Loss per common share:
Basic and Diluted	$(0.24)	$(0.06)
Weighted average number of common shares outstanding:
Basic and Diluted	251,253,281	180,316,865

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common	Common	Additional
	stock	stock	paid-in	Shares to be	Accumulated
	shares	amount	capital	issued	deficit	Total
Balance, December 31, 2022	165,472,241	$16,547	$100,846,649	$-	$(89,544,023)	$11,319,173

Common stock issued in working interest acquisition	83,358,275	8,336	715,333	-	-	723,669

Stock based compensation	-	-	4,781,278	-	-	4,781,278

Net loss	-	-	-	-	(10,389,372)	(10,389,372)

Balance, December 31, 2023	248,830,516	$24,883	$106,343,260	$-	$(99,933,395)	$6,434,748

Common stock issued for consulting	600,000	60	54,021	-	-	54,081

Common shares issued after 12/31/2024 to directors and officer	-	-	-	300	-	300

Common stock issued in mineral property acquisition	2,500,000	250	1,243,315	-	-	1,243,565

Common shares issued after 12/31/2024 for mineral property acquisitions	-	-	-	843	-	843

Imputed interest on related party note payable	-	-	37,500	-	-	37,500

Net loss	-	-	-	-	(59,614,467)	(59,614,467)

Balance, December 31, 2024	251,930,516	$25,193	$107,678,096	$1,143	$(159,547,862)	$(51,843,430)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	December 31, 2024	December 31, 2023
Cash Flows From (Used in) Operating Activities
Net loss	$(59,614,467)	$(10,389,372)
Adjustments to reconcile net loss to net cash from operations:
Accretion expense	806,381	1,785
Asset retirement obligation	(26,670)	-
Prospect fee offset to note payable	-	(368,334)
Imputed interest on note payable	37,500	-
Expense related to stock based compensation	54,381	4,781,278
Impairment loss	56,186,313	-
Change in:
Accounts receivable	123,882	(208,882)
Prepayments - development costs	(254,548)	18,660
Prepaid expenses	(18,515)	(14,440)
Other assets	-	(25,000)
Accrued interest payable	755,696	-
Accounts payable, related party	97,027	-
Accounts payable and accrued expenses	(3,256,094)	(1,353,787)
Net cash from (used in) operating activities	(5,109,114)	(7,558,092)

Cash Flows From (Used in) Investing Activities
Investment in oil and natural gas properties	(448,477)	(8,653,640)
Proceeds from sale of oil and gas property	1,141,142	-
Net cash from (used in) investing activities	692,665	(8,653,640)

Cash Flows From Financing Activities
Proceeds from notes payable, related party	1,250,000	18,000,000
Proceeds from notes payable, unrelated party	2,000,000	-
Payments on promissory notes	-	(1,000,000)
Prepayments, working interest owners	(311,281)	311,281
Net cash from financing activities	2,938,719	17,311,281

Net increase increase (decrease) in cash	(1,477,730)	1,099,549

Cash - beginning of period	1,668,847	569,298
Cash - end of period	$191,117	$1,668,847

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$199,345

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in mineral property acquisitions	$1,243,565	$723,669
Common stock issued after December 31, 2024 for mineral property acquisitions	$843	$-
Addition to note payable to reimburse lease payments	$278,054	$-
Account receivable cancelled in WI acquisition	$-	$177,519
Recognition of ARO liability	$70,949	$-
Capitalized Interest	$2,182,539	$2,498,184

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

The Company is an energy company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties in the United States. The Company has minor interests in the Eastern edge of the Midland Basin in Texas (the “Hazel Project”), and two minor well interests in the Hunton wells located in Oklahoma (the “Oklahoma Properties”). The Company has two employees, and the Company employs consultants for various roles as needed.

The Company operates its business through nine wholly owned subsidiaries Torchlight Energy, Inc., a Nevada corporation (“TEI”), Hudspeth Oil Corporation, a Texas corporation (“Hudspeth”), Torchlight Hazel, LLC, a Texas limited liability company (“Torchlight Hazel”), Wolfbone Investments, LLC, a Texas limited liability company (“Wolfbone”), Hudspeth Operating, LLC, a Texas limited liability company and wholly owned subsidiary of Hudspeth (“Hudspeth Operating”), Wildcat Panther, LLC, a Texas limited liability company (“Panther”), Wildcat Valentine, LLC, a Texas limited liability company (“Valentine”), Wildcat Cowboy, LLC, a Texas limited liability company (“Cowboy”), Wildcat Packer, LLC, a Texas limited liability company (“Packer”). All intercompany transactions have been eliminated in consolidated financial statements.

2.	GOING CONCERN

At December 31, 2024, the Company had not yet achieved profitable operations. The Company had a net loss of $59,614,467 for the year ended December 31, 2024. The Company expects to incur further losses in the development of its business. The Company had a working capital deficit as of December 31, 2024, of $51,418,849 These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Basis of presentation—The financial statements are presented on a consolidated basis and include the accounts of Next Bridge Hydrocarbons, Inc. and its wholly owned subsidiaries, TEI, Hudspeth, Torchlight Hazel, Wolfbone, Hudspeth Operating. and Wildcat Panther, LLC, a Texas limited liability company (“Panther”), Wildcat Valentine, LLC, a Texas limited liability company (“Valentine”), Wildcat Cowboy, LLC, a Texas limited liability company (“Cowboy”), Wildcat Packer, LLC, a Texas limited liability company (“Packer”). All significant intercompany balances and transactions have been eliminated. As noted above, the Company was involved in the Spin-Off   on December 14, 2022.

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

Accounts receivable – Accounts receivable consists of amounts due from a purchaser of excess oilfield equipment.

Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of December 31, 2024 and 2023, no valuation allowance was considered necessary.

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

Oil and natural gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological, and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. The Company allocates a portion of its acquisition costs to unevaluated properties based on relative value. Costs are transferred to the full cost pool as the properties are evaluated over the life of the reservoir. Unevaluated properties are reviewed for impairment at least quarterly and are determined through an evaluation considering, among other factors, seismic data, requirements to relinquish acreage, drilling results, remaining time in the commitment period, remaining capital plan, and political, economic, and market conditions. The Company recorded no impairment expense for the year ended December 31, 2023.

Impairment expense of $56,186,313 for the year ended December 31, 2024 arises from the October 8, 2024 notice from University Lands that the Company’s Orogrande mineral interest agreement would not be renewed at its December 31, 2024 scheduled expiration.

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

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During the year ended December 31, 2024, the Company capitalized $2,182,539 of interest on unevaluated properties. Capitalized interest for the year ended December 31, 2023, was $2,498,184.

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

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the statements of operation. The Company has not recorded any interest or penalties associated with unrecognized tax benefits for the year ended December 31, 2024, or for the year ended December 31, 2023.

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

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The Company had no dilutive shares for the year ended December 31, 2024, or for the year ended December 31, 2023. Reference Note 7 to the Financial Statements regarding outstanding Stock Options.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations. The Company accrued no liability as of December 31, 2024 and December 31, 2023.

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

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands a public entity’s annual and interim disclosure requirements about their reportable segments, primarily through more detailed disclosures about significant segment expenses. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. We have adopted this standard for our fiscal year 2024 annual financial statements and interim financial statements thereafter and have applied this standard retrospectively for all prior periods presented in the financial statements.

Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires public entities to disclosure additional information about certain costs and expenses included in relevant expense captions presented on the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Management is currently evaluating ASU 2024-03 to determine its impact on the Partnership’s disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. ASU 2025-05 is effective for annual and interim periods beginning after December 15, 2025 on a prospective basis, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on the consolidated financial statements and related disclosures.

Segment Reporting

The Company manages its business activities on a consolidated basis and operates in a single operating and reportable segment. Operating segments are defined as components of a public entity that engages in business activities and for which discrete financial information and operating results are available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and assess performance.

The Company’s Chief Executive Officer (“CEO”) has been determined to be the chief operating decision maker of the Company. The CEO uses net income, as reported on our consolidated income statements, to assess financial performance and allocate resources on a consolidated basis. The CEO manages and evaluates the results of the Company on a consolidated basis, and Net income is used to evaluate key operating decisions, such as making strategic acquisitions, determining transaction structures to capitalize on the development of oil and natural gas properties, and allocating resources for general and administrative expenditures. The CEO does not review consolidated balance sheet assets when assessing segment performance and deciding how to allocate resources. Disaggregated operating revenues of the Company’s single segment and all significant segment expenses are presented separately on the Company’s consolidated statement of operations. There are no other significant segment expenses or other segment items that would require disclosure

4.	OIL AND NATURAL GAS PROPERTIES

The following table presents the capitalized costs for oil and natural gas properties of the Company:

	December 31, 2024	December 31, 2023

Evaluated costs subject to amortization	$-	$-
Unevaluated costs	569,551	53,672,579
Total capitalized costs	569,551	53,672,579
Less accumulated depreciation, depletion and amortization	-	-
Less accumulated impairment	-	-

Total oil and gas properties	$569,551	$53,672,579

Unevaluated costs as of December 31, 2024, include cumulative costs of maintaining the Louisiana mineral leases.

The Company periodically adjusts for the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of, or changes in market value, of unevaluated leases. The impact of reclassifications as they become necessary is to increase the basis for calculation of future period’s depletion, depreciation and amortization which effectively recognizes the impairment on the consolidated statement of operations over future periods. Reclassified costs also become evaluated costs for purposes of ceiling tests, and which may cause recognition of increased impairment expense in future periods. There were no remaining cumulative unevaluated costs which had been reclassified within the Company’s full cost pool totals as of December 31, 2024, or December 31, 2023, since the Company had no proved reserve value associated with our properties.

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

The Company’s primary focus is the development of interests in oil and natural gas projects in the Permian Basin in West Texas. The Company also holds minor interests in certain other oil and natural gas projects in Central Oklahoma that it is in the process of divesting.

As of December 31, 2024, the Company had interests in three oil and natural gas projects: the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, (7 wells), two wells in Central Oklahoma and unevaluated mineral leases in Louisiana.

Orogrande Project, West Texas

On August 7, 2014, Torchlight entered into a Purchase Agreement with Hudspeth, McCabe Petroleum Corporation (“MPC”), and Gregory McCabe (“Mr. McCabe”). Mr. McCabe was the sole owner of both Hudspeth and MPC. Under the terms and conditions of the Purchase Agreement, Torchlight purchased 100% of the capital stock of Hudspeth which held certain oil and natural gas assets, including a 100% working interest in approximately 172,000 predominately contiguous acres in the Orogrande Basin in West Texas. Mr. McCabe had, at his option, a 10% working interest back-in after payout and a reversionary interest if drilling obligations are not met, all under the terms and conditions of a participation and development agreement among Hudspeth, MPC and Mr. McCabe. Such back-in interest was contributed to the Company pursuant to a Contribution Agreement (see below) Mr. McCabe also owns a controlling interest in Magdalena, an entity that holds a 4.5% overriding royalty interest in the Orogrande acreage, —which he obtained prior to, and was not a part of the August 2014 transaction.

Effective March 27, 2017, the Orogrande acreage became subject to a Development Unit Agreement 2837 with University Lands (“DDU Agreement”), which allows for all 192 existing leases covering approximately 134,000 gross acres leased from University Lands to be combined into one drilling and development unit for development purposes. The term of the DDU Agreement was scheduled to expire on December 31, 2024, and the time to drill on the drilling and development unit was to continue through December 31, 2024. The DDU Agreement granted the right to extend the DDU Agreement through December 31, 2029 if compliance with the DDU Agreement was met and the extension fee associated with the additional time was paid. The Company expected to exercise its option to extend the term under the DDU Agreement prior to its expiration.

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

Hunton Play, Central Oklahoma

As of December 31, 2024, the Company was producing from one well in the Viking Area of Mutual Interest and one well in Prairie Grove.

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

Since University Lands declined to renew the Company’s mineral interest in the Orogrande in October 2024, the provisions connected with the back-in interest are no longer applicable.

In July 2024 the Company agreed to participate in the cost of seismic data for the Bronco project to preserve its option to receive an assignment from MPC on the acreage with the intention of developing it at some time in the future, and with the understanding that discussions were ongoing between MPC and unrelated parties for them to potentially acquire the Bronco. In the event the Bronco was sold to an unrelated party, the Company would receive all cash and/or working interest equity retained in the sale. McCabe would only retain his overriding royalty interest as previously disclosed and will not receive any additional compensation.

The Company paid $60,000 toward the seismic   data collection in 2024 which it has recorded as a prepayment toward either a future assignment of the Bronco, or as having an interest in the proceeds of a sale of the Bronco by McCabe to an unrelated party.

5.	RELATED PARTY BALANCES

As of December 31, 2024, and December 31, 2023, the Company had a balance of $-0- and $-0-, respectively, for an account receivable due from MPC, an entity controlled by the largest shareholder and the chairman of the Company’s Board of Directors.

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

The combined balance on the 2021 Note and the Loan Agreement as of December 31, 2024 was $21.22 million. As of December 31, 2024, the combined total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $4.76 million.

On October 1, 2023, the Company entered into an amendment to the 2021 Note and an amendment to Loan Agreement in order to extend each of the 2021 Note Maturity Date and the Maturity Date respectively from October 3, 2023 to March 31, 2024. Automatic renewal provisions of Amendments to the Note terms extended the maturity date to December 31, 2025.

On December 22, 2022, the Company issued an unsecured promissory note in the principal amount of up to $20 million in favor of Mr. McCabe (the “2022 Note”), which bears interest at 5% per annum, computed on the basis of a 365-day year.

On June 16, 2023, the Company entered into an amendment to the 2022 Note in order to extend the maturity date of the 2022 Note (the “2022 Note Maturity Date”) from June 21, 2023 to October 3, 2023. Such amendment also removed the provisions allowing for extensions of the 2022 Note Maturity Date in the event the Company raised $30 million or more in capital through debt or equity or a combination thereof by March 31, 2023. The revolving commitment under the 2022 Note expires on the 2022 Note Maturity Date. As of December 31, 2024, the Company had $21.53 million in principal amount outstanding under the 2022 Note. As of December 31, 2024, the Company had $1.84 million in accrued but unpaid interest on the 2022 Note.

On December 31, 2023, the Company entered into an amendment to the 2022 Note in order to extend the 2022 Note Maturity Date from October 3, 2023 to March 31, 2024. Automatic renewal provisions of Amendments to the Note terms extended the maturity date to December 31, 2025.

MPC has also advanced $97,027 for advance lease payments related to the “Bronco Project” which is pending transfer to the Company as of December 31, 2024. The Company is accounting for the advances as accounts payable and prepaid costs until the transfer of the project is completed.

6.	COMMITMENTS AND CONTINGENCIES

Legal Matters

On March 15, 2024, a securities class action captioned Targgart v. Next Bridge Hydrocarbons, Inc., et al., No. 24-cv-1927, was filed in the U.S. District Court for the Eastern District of New York. The action is brought on behalf of a putative class of persons or entities that acquired the Company’s shares in connection with the Company’s spin-off from Meta Materials, Inc., in December 2022. The complaint names as defendants the Company and certain of its current and former officers and directors. The complaint asserts claims under Sections 11 and 15 of the Securities Act, alleging that the Form S-1 that the Company filed with the SEC on July 14, 2022, which became effective on November 18, 2022, contained untrue statements or omissions. The complaint seeks, among other things, unspecified statutory and compensatory damages. On August 12, 2024 the case was transferred to the Northern District of Texas. On September 9, 2024, plaintiffs filed an amended complaint that added a Section 12(a)(2) claim against the Company. On July 3, 2025, the District Court granted Defendants’ Motion to Dismiss and dismissed the case with prejudice.  Final Judgment was entered that same day.  On July 29, 2025, the plaintiffs filed a Notice of Appeal to appeal the case to the U.S. Court of Appeals for the Fifth Circuit.  This appeal is still pending.

On May 7, 2024, a stockholder derivative petition captioned Bartok v. Greg McCabe, et al., No. 017-352565-24, was filed in the District Court of Tarrant County, Texas. The petition names the Company as a nominal defendant and asserts breach of fiduciary duty and other assorted claims against current and former officers and directors of the Company and of Meta Materials, Inc. The stockholder makes allegations about the defendants’ conduct in the Company’s 2022 spin-off from Meta Materials, Inc., and alleges continuing breaches by failing to correct allegedly misleading statements made in connection with the spin-off. On November 13, 2025, the court issued an order of nonsuit without prejudice for the case after the plaintiff filed a notice requesting the same.

As previously disclosed in the Company’s Form 10-Q for the three months ended September 30, 2024, the suit Hudspeth and Wolfbone Investments, LLC v. Datalog LWT, Inc. d/b/a Cordax Evaluation Technologies was settled by the parties in May 2024 (the “Cordax matter”). During the year ended December 31, 2024, the Company received $872,267 of settlement proceeds from the Cordax matter.

Environmental Matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of December 31, 2024, and December 31, 2023, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

7.	STOCKHOLDERS’ EQUITY

The Company has 500,000,000 authorized shares of common stock, par value of $0.0001 per share and 50,000,000 authorized shares of preferred stock, par value of $0.0001 per share. The Company had 165,472,241 outstanding shares of common stock outstanding on December 14, 2022, and no shares of preferred stock outstanding.

On April 25, 2023, the Company issued 83,358,275 shares of common stock for the acquisition of additional working interest in the Orogrande Project.

As of December 31, 2023, the Company had 248,830,516 outstanding shares of common stock and no shares of preferred stock outstanding.

On February 29, 2024, we entered into a Consulting Agreement with an individual, under which the Consultant has agreed to provide analysis and advisory services to us for consideration of $10,000 per month and the issuance to him of 500,000 shares of common stock, under the terms and conditions of the Consulting Agreement. The shares were issued in April 2024.

On March 28, 2024, the Company we entered into and closed a Contribution Agreement with Wildcat Partners SPV, LLC, a Delaware limited liability company (“Wildcat”), under which Wildcat transferred to us 100% of the issued and outstanding membership interests in each of (a) Wildcat Cowboy, LLC, a Texas limited liability company (“Cowboy”), (b) Wildcat Packer, LLC, a Texas limited liability company (“Packer”), (c) Wildcat Panther, LLC, a Texas limited liability company (“Panther”) and (d) Wildcat Valentine, LLC, a Texas limited liability company (“Valentine”). As consideration, we issued 2,500,000 shares   of our common stock, under the terms and conditions of the Contribution Agreement.

The shares were issued in April 2024.

On April 2, 2024, the Company issued 100,000 shares of common stock in connection with a Consulting Agreement under which the Consultant has agreed to provide advisory services.

Effective December 30, 2024, the Company issued 8,432,047 shares of common stock to the Participants in the Johnson Project. On October 6, 2023, the Company and certain investor participants (each a “Participant” and collectively the “Participants”) entered into twenty-five separate Participation Agreements (the “Participation Agreements”) to conduct drilling of wells in the Company’s approximately 17,000 acre Johnson Prospect in Hudspeth County, Texas, which was a portion of the Company’s Orogrande Prospect. Within a specified period following drilling of the initial five (5) wells, pursuant to the Participation Agreement, each Participant had the right to elect to transfer and assign all its interests to the Company in exchange for the issuance of shares of common stock. All 25 participants elected to exercise that right effective December 30, 2024, requiring the issuance of common stock. The stock certificates were issued in 2025.

On December 31, 2024, the Company authorized issuance of 3,000,000 shares of common stock to directors, an officer, and a consultant for services. The stock certificates were issued in 2025.

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

As of December 31, 2024 and 2023, 29,237,632 options were outstanding.

Vesting was subject to continued service with the Company for up to one year with provisions for earlier vesting subject to the attainment of events outlined in the Plan.

All options outstanding were fully vested as of December 31, 2023.

Options granted were valued using the Black-Scholes Option Pricing Model resulting in a total value of $4,781,278. Option expense for the year ended December 31, 2023, net of forfeitures, was $4,781,278.

Inputs to the Black-Scholes Model are as follows:

Risk-free interest rate	4.00%
Expected volatility of common stock	125.39%
Dividend yield	0.00%
Discount due to lack of marketability	0%
Expected life of option	5.5 Years

A summary of stock options outstanding as of December 31, 2024, all of which expire in 2033, including the relevant exercise price is presented below:

Exercise	Expiration
Price	2033	Total
$1.2056	29,237,632	29,237,632
	29,237,632	29,237,632

8.	INCOME TAXES

The Company recorded no income tax provision at December 31, 2024 and December 31, 2023 because of anticipated losses for the 2025 fiscal year and actual losses incurred in 2024.

The Company estimates its annual effective income tax rate in recording its provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the year ended December 31, 2024 because the Company incurred a tax loss in the current year. Similarly, no income tax expense was recognized for the year ended December 31, 2023.

The Company had a gross deferred tax asset related to federal net operating loss carryforwards of $  113,235,679 and $69,366,889 at December 31, 2024 and December 31, 2023, respectively. The federal net operating loss carryforward will begin to expire in 2035. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

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

On December 31, 2023, the Company and Mr. McCabe as successor in interest to Meta entered into an amendment to the 2021 Note and an amendment to the Loan Agreement extending the 2021 Note Maturity Date and the Maturity Date, respectively to March 31, 2024. Automatic renewal provisions of Amendments to the Note terms extended the maturity date to December 31, 2025.

Additionally, we have an aggregate principal balance of $6,589,362 outstanding under the Loan Agreement with Mr. McCabe as successor-in-interest to Meta, which bears interest at a fixed rate of 8% per annum if no event of default exists, and at a fixed rate of 12% per annum if an event of default exists.

The combined balance on the 2021 Note ($15 million) and the Loan Agreement ($6.2 million) as of December 31, 2023, was $21.22 million. As of December 31, 2024, the combined total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $4.76 million.

In connection with the Merger, on December 22, 2022, the Company entered into an additional Note in the principal amount of up to $20 million in favor of Mr. McCabe. Mr. McCabe is the largest shareholder of the Company’s common stock and the chairman of the board of directors of the Company. As of December 31, 2024, the Company had a balance of $21.53 million and accrued and unpaid interest of $1.84 million due under the 2022 Note. Automatic renewal provisions of Amendments to the Note terms extended the maturity date to December 31, 2025.

10.	ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligations liability through December 31, 2024:

Asset retirement obligations – January 1, 2023	$246,866

Accretion expense	1,785
Estimated liabilities recorded	-

Asset retirement obligations – January 1, 2024	$248,651

Accretion expense	806,381
Recognition of ARO liability	70,949
ARO obligation applied to plugging cost	(26,670)

Asset retirement obligations –December 31, 2024	$1,099,311

Accretion expense recorded in 2024 includes the results of the recalculation of the acceleration of the Asset Retirement Obligation connected to Orogrande properties for which the underlying mineral leases were not renewed by University Lands at their scheduled renewal date of December 31, 2024.

11.	SUBSEQUENT EVENTS

On March 10, 2025, the Company authorized issuance of 1,025,000 shares of common stock to directors, and an officer. for services.

On August 20, 2025, the Company entered into and closed a transaction with Panther Bridge, LLC, a Texas limited liability company (“Panther Bridge”), under which Panther Bridge loaned $6,000,000 to the Company. The transaction was effected through a Subscription Agreement that was entered into between the two parties, under which the Company sold to Panther Bridge an 18% Unsecured Promissory Note in the original principal amount of $6,000,000.00 (the “Panther Bridge Note”), along with 3,000,000 shares of Series A Redeemable Preferred Stock, par value of $0.0001 per share (the “Preferred Stock”), and an Assignment of Net Profits Interest and Irrevocable Option to Convert to Working Interest from the ownership in the Panther Prospect of the Company (the “Assignment”). Panther Bridge is managed by Gregory McCabe, Jr., the son of the Company’s Chairman and Chief Executive Officer, Gregory McCabe (“McCabe Sr.”). Neither of the McCabes have any economic interest in Panther Bridge. Panther Bridge has multiple outside investors, none of which are considered related persons to the Company.

The Panther Bridge Note bears interest at the rate of 18% per annum with one balloon payment of principal and interest being due and payable on the maturity date of August 20, 2026. The proceeds of the $6,000,000 loan are to be used to pay off the 12% Secured Promissory Note held by CAPCO Holding, Inc. in the principal amount of $2,000,000, to pay any obligations of the Company for the Panther Prospect, and for general corporate purposes. None of proceeds will be used for repayment of any debts owed to McCabe Sr. The Panther Prospect includes approximately 618 gross acres and 618 net acres of land situated in Acadia Parish, Louisiana. The Company has elected to participate as a non-operating working interest owner in the next well drilled on the Panther Prospect. As part of the loan transaction, the Company, Panther Bridge, and McCabe Sr. entered into a Subordination Agreement (the “Subordination Agreement”) under which McCabe Sr. agreed to subordinate all of the Company’s indebtedness and obligations owed to him to the indebtedness under the Panther Bridge Note, under the terms and conditions of the Subordination Agreement.

Also as part of the loan transaction, the Company issued to Panther Bridge 3,000,000 shares of newly designated Series A Redeemable Preferred Stock. The designation, voting and other powers, preferences and relative, participating, optional or other rights of the shares of such series and the qualifications, limitations and restrictions of the Preferred Stock are set forth in a Certificate of Designations filed with the Secretary of State of Nevada. The holders of the Preferred Stock have no voting rights. At the Company’s option, it may redeem the Preferred Stock, in whole or from time to time in part, on any business day after the date of issuance, at a per share redemption price equal to $1.00 plus all accrued and unpaid dividends on such share, if any. The Preferred Stock begins accruing dividends on the first anniversary of the issuance date, August 20, 2026, at the rate of 18% per annum of the per share redemption/liquidation price ($1.00 plus all unpaid dividends on such share). Additionally, there are restrictions on the Company declaring or making any distribution on common stock while there are any accrued and unpaid dividends owed to holders of Preferred Stock. Holders of the Preferred Stock also have certain rights upon liquidation, dissolution or winding up of the Company or upon a change or control of the Company. Specifically, in the event of any liquidation, dissolution or winding up, holders of the Preferred stock will have liquidation preference over holders of common stock.

Also as part of the loan transaction, the Company granted to Panther Bridge an Assignment of Net Profits Interest and Irrevocable Option to Convert to Working Interest from the ownership in the Panther Prospect of the Company. Under the Assignment, the Company conveyed to Panther Bridge a 1/8th (12.50%) of 8/8ths Net Profits Interest (as defined below) in and to all the Company’s interests in the oil, gas and mineral leases and any future wells drilled thereon as described in “Annex A” to the Assignment (which the Company refers to as the Panther Prospect). The Assignment defines “Net Profits Interest” as the gross proceeds actually received by the Company from the sale of oil, gas, and other hydrocarbons produced and saved from the subject leases, less certain allowable costs, including actual and reasonable costs, expenses, and charges attributable to the subject leases that fall into certain categories (as further set forth in the Assignment). Panther Bridge also has the irrevocable one-time option, at any time, to convert any portion of the Net Profits Interest conveyed under the Assignment from a net profits interest to an undivided working interest of equal percentage to the amount of the Net Profits Interest converted, in the properties described in the Assignment.

The proceeds of the loan transaction were used to participate in a drilling project conducted by Magnetar Drilling Fund on a Louisiana oil and gas lease owned by Wildcat Panther, LLC, a subsidiary of the Company .

Drilling and Development began in July 2025. In November 2025 determination was made that the well would be a dry hole.

In November 2025, the Company authorized issuance of 250,000 shares of common stock. to a consultant for services.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective. The conclusion that our disclosure controls and procedures were not effective is based on the material weakness in internal control over financial reporting described below and the fact that this Form 10-K was not timely filed.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, using the framework specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2024. The ineffectiveness of the Company’s internal control over financial reporting was due to two material weaknesses in its internal control over financial reporting identified by management: (i) an insufficient degree of segregation of duties among the small number of accounting and financial reporting personnel, and (ii) a lack of a formalized and complete set of policy and procedure documentation evidencing its system of internal controls over financial reporting. These factors led to certain adjustments which have been reflected in our audited financial statements. Certain of these weaknesses may not be uncommon in a company of the company’s size due to personnel and financial limitations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table and biographical descriptions provide information regarding our directors and executive officers as of the date of this 10-K.

Name	Age	Position
Gregory McCabe	65	Chief Executive Officer, Chairman of the Board of Directors
Roger Wurtele	79	Chief Financial Officer
Robert Lance Cook	68	Director
Edward Pocock	58	Director

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

Summary Compensation Table – Fiscal 2022-2024

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

							Change in
							Pension
							Value
					Option	Non-Equity	and
					Awards	Incentive	Nonqualified
Name and				Stock	($)	Plan	Deferred	All Other
Principal		Salary	Bonus	Awards	(A)	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	(1)	($)	($)	($)	($)

Gregory McCabe	2024	-	-	-	-	-	-	-	-
CEO	2023	-	-	-	-	-	-	-	-

Roger Wurtele	2024	$240,000	-	$25	-	-	-	-	$240,025
CFO	2023	-	-	-	-	-	-	-	-

Clifton DuBose Jr	2024	$1,482	-	-	-	-	-	-	$1,482
CEO/President/Director	2023	$400,000	-	-	$532,589	-	-	-	$932,589
	2022	$126,667	-	-	$0	-	-	-	$126,667

Lucas Hawkins	2024	$1,482	-	-	-	-	-	-	$1,482
CFO	2023	$390,000	-	-	$177,529	-	-	-	$567,529
	2022	$0	-	-	$0	-	-	-	$0

Delvina Oelkers	2024	$1,482	-	-	-	-	-	-	$1,482
COO	2023	$385,000	-	-	$532,589	-	-	-	$917,589
	2022	$384,996	-	-	$0	-	-	-	$384,996

(1)	These amounts represent the aggregate grant date fair value of stock options awarded to the NEO in the applicable fiscal year. These values have been determined under FASB ASC Topic 718, the principles used to calculate the grant date fair value of equity awards for purposes of our financial statements. For a discussion of the assumptions and methodologies used to calculate these amounts, please see the discussion of equity awards contained in Note 7, Stockholders’ Equity, to our financial statements. The amounts reported in this column reflect the accounting grant date fair value of the awards and do not necessarily reflect the actual economic value that may be received by the NEO upon exercise or payment of the awards.

(2)	The amount includes insurance reimbursements paid to the NEO during the applicable fiscal year.

(3)	Mr. DuBose resigned as an officer and director of NBH and terminated his employment with NBH effective January 15, 2024.
(4)	Mr. Hawkins resigned as an officer of NBH and terminated his employment with NBH effective January 15, 2024.
(5)	A portion of the salary paid to Mr. DuBose and Ms. Oelkers during the fiscal year 2022 was paid through Hudspeth Operating, a wholly owned subsidiary of the Company, prior to the spin-off of the Company from its prior parent, Meta.

(6)	Ms. Oelkers resigned as an officer of NBH and terminated her employment with NBH effective March 27, 2024.

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

Outstanding Equity Awards as of December 31, 2024

The following table provides information regarding outstanding stock options held by each of our NEOs as of December 31, 2024. Our NEOs did not hold any other outstanding equity awards as of that date. The vesting requirements for these options are described above under “Performance-Based Options.”

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Awards Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price ($)	Option Expiration Date
Clifton DuBose, Jr.	4,964,167	—	—	1.2056	3/5/2033
	2,500,762	—	—	1.2056	7/17/2033

Lucas Hawkins	1,654,722	—	—	1.2056	3/5/2033
	833,587	—	—	1.2056	7/17/2033

Delvina Oelkers	4,964,167	—	—	1.2056	3/5/2033
	2,500,762	—	—	1.2056	7/17/2033

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

Director Compensation

We did not pay any cash compensation to any of our directors who are not employed by us or any of our subsidiaries (“non-employee directors”) during the fiscal year ended December 31, 2024. The compensation for Mr. DuBose, who was employed by us during fiscal 2023, is reported in the Summary Compensation Table under “Executive Compensation” below, and he did not receive any compensation for his service on the Board. Mr. DeWoody resigned from his position as an officer and director of the Company effective as of June 30, 2023 and forfeited his then-outstanding equity awards. Pursuant to SEC rules, his compensation for 2023 is not reported in the compensation tables in this Form 10-K as he was not a named executive officer for 2023, and he did not receive any compensation for his service on the Board during the year.

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

Director Compensation Table - 2024

The following table sets forth the total compensation paid to our non-employee directors for their service on the Board during fiscal 2024.

	Fees Earned				Nonqualified
	Paid			Non-Equity	Deferred	All
	in	Stock	Option	Incentive Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)(A)	($)	($)	($)	($)

Robert Lance Cook	-	$75	$0	-	-	$0	$75
Edward Pocock III	-	$75	$0	-	-	$0	$75

(2)	The aggregate number of outstanding stock options held by each non-employee director as of December 31, 2024 are set forth below.

Director	Number of Outstanding Stock Options as of 12/31/24
Robert Lance Cook	622,077
Gregory McCabe	—
Mia Pitts	622,077
Kristin Whitley	622,077

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock as of December 5, 2025 by (i) each beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each current director, (iii) each named executive officer and (iv) all current directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to community property laws, where applicable. Percentage ownership is based on 264,637,564 shares of our common stock outstanding as of December 5, 2025.

Except as otherwise noted in the footnotes below, each person or entity identified below has sole voting and investment power with respect to such securities.

Name	Shares of Common Stock		Percentage of Voting Common Stock Beneficially Owned Before this Offering
5% or More Stockholders Gregory McCabe 500 W. Texas Ave. #890 Midland, TX 79701	70,105,502		26.49%
Directors and Executive Officers
Gregory McCabe	70,105,502		26.49%
Robert L. Cook	1,873,077	(1)	*
Edward Pocock III	1,476,958		*
Roger Wurtele	375,000		*
All current directors and executive officers as a group (7 persons)	73,830,537		27.83%

*	Represents less than 1%.

(1)	Includes stock options that are currently exercisable into 622,077 shares of common stock.

Equity Compensation Plan Information

The 2022 Plan is our only equity compensation plan. The following table provides aggregate information as of the end of the 2024 fiscal year with respect to the 2022 Plan:

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

Certain Relationships and Related Party Transactions

Mr. McCabe is a significant shareholder, Chairman of the Board and Chief Executive Officer, and holds 26.49% of the outstanding shares of common stock of the Company as of December 5, 2025.

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

Reimbursement Obligations

Pursuant to the Option Agreement, MHP is entitled to reimbursement for its cost of Hazel development activity to the extent that the wells produced revenues beyond the date of the option’s lapse until the total amount of development expenses are reimbursed. As of December 31, 2024, there was an outstanding cost reimbursement balance in the amount of $2,964,114. Additionally, MPC holds a reversionary interest burdening the Company’s proportionate interest in the Hazel Project of 20% pursuant to the terms of the Option Agreement.

The Company’s 2022 Note

On December 22, 2022, the Company issued the 2022 Note in favor of Mr. McCabe. The 2022 Note bears interest at 5% per annum, computed on the basis of a 365-day year. Automatic renewal provisions of Amendments to the Note terms extended the maturity date to December 31, 2025. As of December 31, 2024, the Company had $21.53 million in principal amount outstanding under the 2022 Note. Accrued interest was $1.84 million.

The Company’s 2021 Note and Loan Agreement

On August 7, 2023, Mr. McCabe and Meta entered into a Loan Sale Agreement whereby Mr. McCabe purchased from Meta (i) the 2021 Note and (ii) all outstanding loans made to the Company by Meta pursuant to the Loan Agreement (the “Loan Purchase”). As a result of the Loan Purchase, Mr. McCabe replaced Meta as the lender and secured party under the 2021 Note and the Loan Agreement. Additionally, as part of the Loan Purchase, Meta assigned to Mr. McCabe its lien on 25% of the Orogrande Prospect. The Company’s obligations and responsibilities under the 2021 Note and the Loan Agreement remain unchanged. Automatic renewal provisions of Amendments to the Note terms extended the maturity date to December 31, 2025. As of December 31, 2024, the Company had $21.22 million in principal amount outstanding under the 2021 Note. Accrued interest as of December 31, 2024 was $4.8 million.

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

2024 Loan Transactions

On January 23, 2024, Mr. McCabe loaned $1,000,000 to us, which was evidenced under a 0% Senior Unsecured Promissory Note effective as of that date (the “McCabe Note”), which provided, among other things, that the loan will be due on February 28, 2026, with the Company having the option to extend the loan by one additional year. The loan will bear interest at the rate of 0% per annum and will be payable in one balloon payment of principal and interest on the maturity date. If we elect to extend the loan for one year, the loan will continue to bear interest at the rate of 0% per annum and will be payable in one balloon payment of principal and interest on the extended maturity date.

On February 29, 2024, CAPCO Holding, Inc., a Texas corporation (“Capco”), loaned us $2,000,000 under a 12% Secured Promissory Note (the “Capco Note”), which provides, among other things, that the loan will be due in one year, with us having the option to extend the loan by one additional year. The maturity date has been extended to June 30, 2025.   The loan will bear interest at the rate of 12% per annum and will be payable in one balloon payment of principal and interest on the maturity date. If we elect to extend the loan for one year, we must pay all accrued interest for that first year, and thereafter, the loan will bear interest at a rate that is mutually agreeable to us and Capco, which rate will not exceed 18% per annum, and will be payable in one balloon payment of principal and interest on the extended maturity date. Accrued interest as of December 31, 2024 was $201,489. As part of the transaction, Gregory McCabe, our Chairman and Chief Executive Officer, entered into a Stock Pledge and Security Agreement with Capco under which he pledged 250,000 of his shares of common stock of the Company to secure our obligations under the Capco Note. Further, Mr. McCabe entered into a Subordination Agreement (the “Subordination Agreement”) with Capco and us under which Mr. McCabe agreed to subordinate all of the Company’s indebtedness and obligations owed to Mr. McCabe to the Capco Note, under the terms and conditions of the Subordination Agreement.

The CAPCO loan   was paid in full in August 2025.

Panther Bridge Transaction

See the transaction with Panther Bridge, LLC described in Note 11 to the Financial Statements, which subsection is incorporated by reference herein.

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

Item 14.	Principal Accountant Fees and Services

The fees billed to us for the years ended December 31, 2024 and 2023 by our independent registered public accounting firms are set forth below:

	Year Ended December 31
	2024	2023

Audit Fees(1)	$23,500	$152,750
Audit Related Fees(2)	35,000	247,500
Tax Fees(3)	-	-
All Other Fees(4)	51,150	189,500

Total Fees	$109,650	$589,750

(1)	Audit fees represents the aggregate fees billed to us for professional services rendered for the audit of our financial statements for the years ended December 31, 2024 and December 31, 2023.

(2)	Audit-related fees represent fees billed for services rendered during the fiscal year for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All other fees consist of fees billed for all other services.

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

During the year, circumstances may arise when it becomes necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval authority from the chairman of the Audit Committee, who must report on such approvals at the next scheduled Audit Committee meeting. All 2024   audit and non-audit services provided by the independent registered public accounting firm were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	Financial Statements—See the Index to Consolidated Financial Statements, together with the report thereon of M&K CPAS PLLC dated December 10, 2025 under Part II, Item 8 “Consolidated Financial Statements and Supplementary Data”.

(2)	All financial statement schedules are omitted because they are not applicable, or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

(3)	Exhibits.

Exhibit Number	Exhibit Description

2.1	Distribution Agreement between Meta Materials Inc. and Next Bridge Hydrocarbons, Inc., dated December 2, 2022 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

2.2	Agreement and Plan of Merger among Next Bridge Hydrocarbons, Inc., Hudspeth Operating, LLC, Wolfbone Investments, LLC, McCabe Petroleum Corporation, and Gregory McCabe, dated December 21, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed December 27, 2022).

3.1	First Amended and Restated Articles of Incorporation of Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

3.2	Amended and Restated By-laws of Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

4.1	Certificate of Designations of Series A Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed August 26, 2025).

10.1	Assignment Agreement between Meta Materials Inc. and Next Bridge Hydrocarbons, Inc., dated June 28, 2022 (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.2	Tax Matters Agreement between Meta Materials Inc. and Next Bridge Hydrocarbons, Inc., date December 2, 2022 (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.3+	2022 Equity Incentive Plan of Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 10.7+ to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.4	Purchase & Settlement Agreement, dated August 6, 2018, between Torchlight Energy Resources, Inc., Hudspeth Oil Corporation, Founders Oil & Gas, LLC, Founders Oil & Gas Operating, LLC, Wolfbone Investments, LLC and McCabe Petroleum Corporation (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).†

10.5	Purchase Agreement dated April 4, 2016, by and among McCabe Petroleum Corporation, Torchlight Energy Resources, Inc. and Torchlight Energy, Inc. (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.6	Option Agreement, by and among Torchlight Energy, Inc., Torchlight Hazel, LLC, Masterson Hazel Partners, LP and McCabe Petroleum Corporation, dated August 13, 2020 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

Exhibit Number	Exhibit Description

10.7	First Amendment to Option Agreement, by and among Torchlight Energy, Inc., Torchlight Hazel, LLC, Masterson Hazel Partners, LP and McCabe Petroleum Corporation, dated September 18, 2020 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.8	Second Amendment to Option Agreement, by and among Torchlight Energy, Inc., Torchlight Hazel, LLC, Masterson Hazel Partners, LP and McCabe Petroleum Corporation, dated April 15, 2021 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.9	Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Meta Materials, Inc., as holder, dated October 1, 2021 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.10	First Amendment to Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Meta Materials, Inc., as holder, dated September 2, 2022 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022).

10.11	Loan Agreement between Meta Materials, Inc. and Next Bridge Hydrocarbons, Inc., dated September 2, 2022 (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.12	Participation Agreement by and between McCabe Petroleum Corporation, Gregory McCabe and Hudspeth Oil Corporation, dated September 23, 2014 (incorporated by reference to Exhibit 10.16 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.13	Amendment to Participation Agreement, by and between McCabe Petroleum Corporation, Gregory McCabe and Hudspeth Oil Corporation, dated January 5, 2015 (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.14	Second Amendment to Participation Agreement, by and between McCabe Petroleum Corporation, Gregory McCabe and Hudspeth Oil Corporation, dated December 31, 2015 (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.15	Form of Conversion Agreement, dated March 9, 2020, by and between Torchlight Energy Resources, Inc., Hudspeth Oil Corporation and each of the previous holders of 16% Series C Unsecured Convertible Promissory Notes (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.16	Amendment to Tax Matters Agreement, between Next Bridge Hydrocarbons, Inc. and Meta Materials, Inc. (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.17	5% Unsecured Promissory Note by Next Bridge Hydrocarbons, Inc. in favor of Greg McCabe, dated December 21, 2022 (incorporated by reference to Exhibit 10.21 to our Current Report on Form 8-K, filed December 27, 2022).

10.18	First Amendment to Unsecured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe, dated June 16, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed June 26, 2023).

10.19	Third Amendment to Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe, as holder, dated October 1, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed October 4, 2023).

10.20	Third Amendment to Loan Agreement between Gregory McCabe and Next Bridge Hydrocarbons, Inc., dated October 1, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed October 4, 2023).

10.21	Second Amendment to Unsecured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe as holder, dated October 1, 2023 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed October 4, 2023).

10.22	Form of Participation Agreement between each Participant and Next Bridge Hydrocarbons, Inc., dated as of October 6, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed October 13, 2023).

10.23	Drilling and Development Unit Agreement 2837 between the Commissioner of the General Land Office on behalf of the State of Texas and the Lessees, effective as of March 27, 2017 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed November 14, 2023).

Exhibit Number	Exhibit Description

10.24	Amendment to Development Unit Agreement 2837 between the Commission of the General Land Office on behalf of the State of Texas and the Lessees, effective as of January 1, 2020 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed November 14, 2023).

10.25	Fourth Amendment to Loan Agreement, dated December 31, 2023, between Gregory McCabe and Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 10.33 to our Registration Statement on Form S-1, as amended, filed January 25, 2024).

10.26	Fourth Amendment to Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe, as holder, dated December 31, 2023 (incorporated by reference to Exhibit 10.34 to our Registration Statement on Form S-1, as amended, filed January 25, 2024).

10.27	Third Amendment to Unsecured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe as holder, dated December 31, 2023 (incorporated by reference to Exhibit 10.35 to our Registration Statement on Form S-1, as amended, filed January 25, 2024).

10.28	0% Senior Unsecured Promissory Note, dated January 23, 2024, between Gregory McCabe and Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K, filed July 17, 2024).

10.29	12% Secured Promissory Note, dated February 29, 2024, between CAPCO Holdings, Inc. and Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K, filed July 17, 2024).

10.30	Subordination Agreement, dated February 29, 2024, between Gregory McCabe, CAPCO Holdings, Inc. and Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K, filed July 17, 2024).

10.31	Fifth Amendment to Loan Agreement, dated March 31, 2024, between Gregory McCabe and Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K, filed July 17, 2024).

10.32	Fifth Amendment to Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe, as holder, dated March 31, 2024. (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K, filed July 17, 2024).

10.33	Fourth Amendment to Unsecured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe as holder, dated March 31, 2024. (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K, filed July 17, 2024).

10.34	Sixth Amendment to Loan Agreement, dated June 30, 2024, between Gregory McCabe and Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K, filed July 17, 2024).

10.35	Sixth Amendment to Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe, as holder, dated June 30, 2024. (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K, filed July 17, 2024).

10.36	Fifth Amendment to Unsecured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe as holder, dated June 30, 2024. (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K, filed July 17, 2024).

10.37	Contribution Agreement with Wildcat Partners SPV, LLC, dated March 27, 2024 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 13, 2024).

10.38	Participation Agreement with Magnetar Exploration L.P. for Valentine Prospect, dated March 27, 2024 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 13, 2024).

10.39	Participation Agreement with Magnetar Exploration L.P. for Panther Prospect, dated March 27, 2024 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed November 13, 2024).

10.40	Seventh Amendment to Loan Agreement, dated September 30, 2024, between Gregory McCabe and Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed November 13, 2024).

10.41	Seventh Amendment to Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe, as holder, dated September 30, 2024 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed November 13, 2024).

10.42	Sixth Amendment to Unsecured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe as holder, dated September 30, 2024 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed November 13, 2024).

Exhibit Number	Exhibit Description

10.43	Eighth Amendment to Loan Agreement, dated June 30, 2025, between Gregory McCabe and Next Bridge Hydrocarbons, Inc.*

10.44	Eighth Amendment to Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe, as holder, dated June 30, 2025.*

10.45	Seventh Amendment to Unsecured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe as holder, dated June 30, 2025.*

10.46	Ninth Amendment to Loan Agreement, dated March 31, 2025, between Gregory McCabe and Next Bridge Hydrocarbons, Inc.*

10.47	Ninth Amendment to Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe, as holder, dated March 31, 2025.*

10.48	Eighth Amendment to Unsecured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe as holder, dated March 31, 2025.*

10.49	18% Unsecured Promissory Note for $6,000,000 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed August 26, 2025).

10.50	Subordination Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed August 26, 2025).

10.51	Assignment of Net Profits Interest and Irrevocable Option to Convert to Working Interest (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed August 26, 2025).

10.52	Tenth Amendment to Loan Agreement, dated June 30, 2025, between Gregory McCabe and Next Bridge Hydrocarbons, Inc.*

10.53	Tenth Amendment to Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe, as holder, dated June 30, 2025.*

10.54	Ninth Amendment to Unsecured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe as holder, dated June 30, 2025.*

21.1	List of subsidiaries of Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K, filed July 17, 2024).

23.1	Consent of Independent Registered Public Accounting Firm M&K CPAS, PLLC*

31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.*

†	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company hereby agrees to furnish a copy of any omitted exhibits and schedules to the SEC upon its request.

+	Indicates a management contract or compensatory plan.

*	Filed herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXT BRIDGE HYDROCARBONS, INC.

Date: December 10, 2025	By:	/s/ Gregory McCabe
Gregory McCabe
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory McCabe	Chairman and Chief
Gregory McCabe	Executive Officer	December 10, 2025

/s/ Roger Wurtele
Roger Wurtele	Chief Financial Officer	December 10, 2025

/s/ Robert L. Cook
Robert L. Cook	Director	December 10, 2025

/s/ Edward Pocock III
Edward Pocock III	Director	December 10, 2025