Form 10-Q
period 2025-03-31
Next Bridge Hydrocarbons, Inc.
filed 2025-12-18
CIK 1936756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-56648

NEXT BRIDGE HYDROCARBONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-2538731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 W. Texas Ave., Suite 890
Midland, TX 79701
(Address of principal executive offices)

Telephone No.: (432) 684-0018

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.0001, as of December 18, 2025 was 264,637,563.

NEXT BRIDGE HYDROCARBONS, INC.

QUARTERLY REPORT

For the Quarter Ended March 31, 2025

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

Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason. They can be affected by a number of factors, including, among others:

●	the risks described in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2024;

●	the volatility of prices and supply of, and demand for, oil and natural gas;

●	the timing and success of our drilling activities;

●	the numerous uncertainties inherent in estimating quantities of oil and natural gas reserves and actual future production rates and associated costs;

●	our ability to successfully identify, execute or effectively integrate future acquisitions;

●	the usual hazards associated with the oil and natural gas industry, including fires, well blowouts, pipe failure, spills, explosions and other unforeseen hazards;

●	our ability to effectively market our oil and natural gas;

●	the availability of rigs, equipment, supplies and personnel;

●	our ability to discover or acquire additional reserves;

●	our ability to satisfy future capital requirements;

●	changes in regulatory requirements;

●	general economic conditions, status of the financial markets and competitive conditions;

●	our ability to retain key members of our senior management and key employees; and

●	our ability to renew oil and gas leases before they expire.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	March 31	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$16,294	$191,117
Accounts receivable	-	85,000
Production receivable	1,751	-
Prepayments - development costs	422,141	385,888
Prepaid expenses	134,900	95,256
Total current assets	575,086	757,261

Oil and natural gas properties	584,503	569,551

Other assets	105,179	105,179

TOTAL ASSETS	$1,264,768	$1,431,991

LIABILITIES AND STOCKHOLDERS’ EQUITY DEFICIT
Current liabilities:
Accounts payable	$394,956	$519,841
Accounts payable, related party	97,027	97,027
Note payable - related party	43,195,832	42,750,832
Note payable	2,000,000	2,000,000
Accrued interest payable	7,460,342	6,808,410
Total current liabilities	53,148,157	52,176,110

Asset retirement obligations	1,101,110	1,099,311

Total liabilities	54,249,267	53,275,421

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, par value $0.0001, 50,000,000 shares authorized; -0- issued and outstanding March 31, 2025 and December 31, 2024	-	-
Common stock, par value $0.0001; 500,000,000 shares authorized; 260,362,563 issued and outstanding at March 31, 2025 251,930,516 issued and outstanding at December 31, 2024	26,036	25,193
Shares to be issued	403	1,143
Additional paid-in capital	107,690,596	107,678,096
Accumulated deficit	(160,701,534)	(159,547,862)
Total stockholders’ deficit	(52,984,499)	(51,843,430)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,264,768	$1,431,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2025	March 31, 2024
Oil and natural gas sales	$3,064	$3,567

Operating expenses:
Lease operating expenses	9,377	36,811
Production taxes	221	257
General and administrative	1,147,138	751,502
Total operating expenses	1,156,736	788,570

Other income (expense)
Administration income	-	10,000
Total other income	-	10,000

Loss before income taxes	(1,153,672)	(775,003)

Provision for income taxes	-	-

Net loss	$(1,153,672)	$(775,003)

Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding:
Basic and Diluted	263,365,220	249,055,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited)

	Common	Common	Additional
	stock	stock	paid-in	Shares to	Accumulated
	shares	amount	capital	be issued	deficit	Total
Balance, December 31, 2023	248,830,516	$24,883	$106,343,260	-	$(99,933,395)	$6,434,748

Net loss - 3/31/2024	-	-	-	-	(775,003)	(775,003)
Stock compensation expense	500,000	50	4,291	-	-	4,341
Common stock issued for lease interest	2,500,000	250	1,243,315	-	-	1,243,565

Balance, March 31, 2024	251,830,516	25,183	107,590,866	-	(100,708,398)	6,907,651

Balance, December 31, 2024	251,930,516	$25,193	$107,678,096	1,143	$(159,547,862)	$(51,843,430)

Common shares issued to Johnson Participants	8,432,047	843	-	(843)	-	-
Common shares issued after 3/31/2025 to directors and officer	-	-	-	103	-	103
Imputed interest on related party note payable	-	-	12,500	-	-	12,500
Net loss - 3/31/2025	-	-	-	-	(1,153,672)	(1,153,672)

Balance, March 31, 2025	260,362,563	$26,036	$107,690,596	403	$(160,701,534)	$(52,984,499)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	There Months	There Months
	Ended	Ended
	March 31, 2025	March 31, 2024
Cash Flows From Operating Activities
Net loss	$(1,153,672)	$(775,003)
Adjustments to reconcile net loss to net cash from operations:
Accretion expense	1,799	5,903
Imputed interest on note payable	12,500	-
Expense related to stock based compensation	103	4,341
Change in:
Accounts receivable	83,249	(35,613)
Prepayments - development costs	(36,253)	(97,027)
Prepaid expenses	(39,644)	20,437
Accounts payable and accrued expenses	742,047	(2,436,608)
Net cash from (used in) operating activities	(389,871)	(3,313,570)

Cash Flows From (Used In) Investing Activities
Investment in oil and natural gas properties	(14,952)	(10,477)
Proceeds from sale of oil and gas property	-	1,141,142
Net cash from (used in) investing activities	(14,952)	1,130,665

Cash Flows From Financing Activities
Proceeds from notes payable, related party	230,000	1,000,000
Proceeds from notes payable	-	2,000,000
Payments of interest on promissory notes	-	-
Prepayments, working interest owners	-	(311,281)
Net cash from financing activities	230,000	2,688,719

Net increase (decrease) in cash	(174,823)	505,814

Cash - beginning of period	191,117	1,668,847
Cash - end of period	$16,294	$2,174,661

Supplemental disclosure of cash flow information:
Cash paid for interest	$80,000	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in mineral property acquisitions	$-	$1,243,565
Addition to note payable to reimburse lease payments	$-	$278,054
Capitalized Interest	$-	$702,697
Increase in note payable, related party for settlement of accounts payable	$215,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

 NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

The Company is an energy company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties in the United States. The Company’s primary focus was previously the development of interests in an oil and natural gas project the Company held in the Orogrande Basin in West Texas in Hudspeth County, Texas (the “Orogrande Project”). The mineral leases underlying the Orogrande Project expired on December 31, 2024.

In addition, the Company has minor interests in the Eastern edge of the Midland Basin in Texas (the “Hazel Project”), two minor well interests in the Hunton wells located in Oklahoma, and holds undeveloped mineral lease interests in Lafourche Parish and Acadia Parish, Louisiana.

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

At March 31, 2025, the Company had not yet achieved profitable operations. The Company had a net loss of $1,153,672 for the three months ended March 31, 2025. The Company expects to incur further losses in the development of its business. The Company had a working capital deficit as of March 31, 2025, of $52,573,071. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Accounts receivable – Accounts receivable consisted of amounts due from Joint Interest Billing to the working interest owners who were participants in the Johnson Project. Those owners acquired working interest and participated in funding five wells drilled in 2023 on the Orogrande Project. Balances due, if any, represent their pro rata share of charges for development and operating costs allocable to those five wells after applying any prepayments from those owners.

Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of March 31, 2025 and December 31, 2024, no valuation allowance was considered necessary.

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

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During the three months ended March 31, 2025, the Company capitalized $-0- of interest on unevaluated properties. Capitalized interest for the year ended December 31, 2024, was $2,182,539.

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

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the statements of operation. The Company has not recorded any interest or penalties associated with unrecognized tax benefits for the three months ended March 31, 2025, or for the three months ended March 31, 2024.

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

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The Company had no dilutive shares for the three months ended March 31, 2025, or for the three months ended March 31, 2024.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations. The Company accrued no liability as of March 31, 2025, and December 31, 2024.

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

4.	OIL & NATURAL GAS PROPERTIES

The following table presents the capitalized costs for oil and natural gas properties of the Company:

	March 31, 2025	December 31, 2024
Evaluated costs subject to amortization	$-	$-
Unevaluated costs	584,503	569,551
Total capitalized costs	584,503	569,551
Less accumulated depreciation, depletion and amortization	-	-
Less accumulated impairment	-	-

Total oil and gas properties	$584,503	$569,551

Unevaluated costs as of March 31, 2025 and December 31, 2024, include cumulative costs of developing projects related to the Louisiana Wildcat projects.

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

The Company had no proved reserve value associated with our properties as of March 31, 2025.

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

As of March 31, 2025, the Company had interests in three oil and natural gas projects: the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, two wells in Central Oklahoma, and the Wildcat properties that hold unevaluated mineral leases in Louisiana.

Hazel Project in the Midland Basin in West Texas

Effective April 4, 2016, the Company acquired from McCabe Petroleum Corporation (“MPC”), which is owned by the Company’s Chairman and CEO, Gregory McCabe, a 66.66% working interest in approximately 12,000 acres in the Midland Basin. A back-in after payout of a 25% working interest was retained by MPC and another unrelated working interest owner.

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

Hunton Play, Central Oklahoma

As of March 31, 2025, the Company was producing from one well in the Viking Area of Mutual Interest and one well in Prairie Grove.

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

Concurrent with the closing of the above transactions with Wildcat, we entered into and closed a Participation Agreement with Magnetar Exploration L.P., an unrelated developer of oil and gas properties (“Magnetar”), under which we sold a 100% working interest, entitled to not less than a 75% net revenue interest, in and to the Valentine Leases, along with a 100% right, title and interest in all contracts affecting the Valentine Leases, all under the terms and conditions of such Participation Agreement, including the following consideration: (a) Magnetar paid $964,448 from which we are required to pay bonuses of $240,000 to ORX Exploration and $60,000 to Zebrowski Consulting resulting in net proceeds to us of $664,448; (b) Magnetar agrees to pay all delay rentals pertaining to the Valentine Leases which accrue during calendar year 2024 and during the months of January through August of 2025, provided, however, that if the initial test well is commenced at any time prior to the end of August, 2025, Magnetar’s obligation to bear delay rental expenses thereafter will be deemed terminated, and the obligation for the payment of subsequent delay rentals shall be governed by the subject operating agreement; (c) in the event Magnetar has not commenced actual drilling operations on lands covered by the Valentine Leases on or prior August 31, 2025, then Magnetar shall have the option to continue paying rentals or extending the leases within the Area of Mutual Interest (the “AMI”) until December 31, 2026; (d) we will have the option to participate for up to a 1/3 working interest in the initial test well to be undertaken by Magnetar on lands covered by the Valentine Leases, with this right to extend to subsequent wells to be undertaken by Magnetar, subject to the further provisions regarding operations; and (e) at least three working days prior to its spudding the initial test well, Magnetar will pay to us a spud fee of $600,000 of which $240,000 of the cost thereof will be shared with ORX Exploration and $120,000 will be shared with Zebrowski Consulting, leaving us with $240,000.

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

During the year ended December 31, 2024, we recorded an account payable to MPC (a related party) of $97,027 to recognize payments made previously by MPC to maintain the Bronco oil and natural gas leases. Since the transfer of the Bronco project has not occurred as of March 31, 2025, these costs remain recorded as Prepayments - development costs.

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

The combined balance on the 2021 Note and the Loan Agreement as of March 31, 2025, was $21.22 million. As of March 31, 2025, the combined total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $5.18 million.

On December 31, 2023, the Company entered into an amendment to the 2022 Note in order to extend the 2022 Note Maturity Date to March 31, 2024. An amendment to the 2022 Note entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of the 2022 Note is presently extended to December 31, 2025.

December 2022 Note

On December 22, 2022, the Company issued an unsecured promissory note in the principal amount of up to $20 million in favor of Mr. McCabe (the “2022 Note”), which bears interest at 5% per annum, computed on the basis of a 365-day year.

On December 31, 2023, the Company entered into an amendment to the 2022 Note in order to extend the 2022 Note Maturity Date to March 31, 2024. An amendment to the 2022 Note entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of the 2022 Note is presently extended to December 31, 2025.

As of March 31, 2025, the Company had $21.98 million in principal amount outstanding under the 2022 Note. As of March 31, 2025, the Company had $2.10 million in accrued but unpaid interest on the 2022 Note.

As of March 31, 2025, the total Related Party balances include the 2021 Note and Loan Agreement and the December 2022 Note, as detailed above, totaling $43.20 million, and additional borrowing and adjustment to the December 2022 Note during the three months ended March 31, 2025, totaling $445,000.

A portion of the advances from Mr. McCabe are not interest bearing. Imputed interest of $12,500 has been recorded on the -0-% portion of the note for the three months ended March 31, 2025.

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

Environmental Matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of March 31, 2025, and December 31, 2024, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

7.	STOCKHOLDERS’ EQUITY

The Company has 500,000,000 authorized shares of common stock, par value of $0.0001 per share and 50,000,000 authorized shares of preferred stock, par value of $0.0001 per share

As of December 31, 2023, the Company had 248,830,516 outstanding shares of common stock and no shares of preferred stock outstanding.

Year ended December 31, 2024

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

Effective December 30, 2024, the Company approved issuance of 8,432,047 shares of common stock to the Participants in the Johnson Project. The share certificates were issued in March 2025. On October 6, 2023, the Company and certain investor participants (each a “Participant” and collectively the “Participants”) entered into twenty-five separate Participation Agreements (the “Participation Agreements”) to conduct drilling of wells in the Company’s approximately 17,000 acre Johnson Prospect in Hudspeth County, Texas, which was a portion of the Company’s Orogrande Prospect. Within a specified period following drilling of the initial five wells, pursuant to the Participation Agreement, each Participant had the right to elect to transfer and assign all its interests to the Company in exchange for the issuance of shares of common stock. All 25 participants elected to exercise that right effective December 30, 2024. requiring the issuance of common stock.

On December 31, 2024, the Company issued 3,000,000 shares of common stock to directors, an officer, and a consultant for services. The share certificates were issued in April 2025.

Three Months ended March 31, 2025

 On March 10, 2025, the Company issued 1,025,000 shares of common stock to directors, and an officer. for services. The share certificates were issued in April 2025.

As of March 31, 2025, the Company had 264,387,563 outstanding shares of common stock and no shares of preferred stock outstanding.

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

Option expense for the three months ended March 31, 2025 and the year ended December 31, 2024, net of forfeitures, was $-0- and $-0-, respectively. No options were granted in 2024 or in the three months ended March 31, 2025.

A summary of stock options outstanding as of March 31, 2025, all of which expire in 2033, including the relevant exercise price is presented below:

Exercise	Expiration
Price	2033	Total

$1.2056	29,237,632	29,237,632
	29,237,632	29,237,632

8.	INCOME TAXES

The Company recorded no income tax provision at March 31, 2025 and December 31, 2024 because of anticipated losses for the 2025 fiscal year and actual losses incurred in 2024.

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the three months ended March 31, 2025 because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the year ended December 31, 2024.

The Company had a Gross deferred tax asset related to federal net operating loss carryforwards of $115,571,867 and $113,235,679 at March 31, 2025 and December 31, 2024, respectively. The federal net operating loss carryforward will begin to expire in 2034. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

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

On December 31, 2023, the Company and Mr. McCabe as successor in interest to Meta entered into an amendment to the 2021 Note extending the maturity date. An amendment to the 2021 Note entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of the 2021 Note is presently extended to December 31, 2025.

Loan Agreement

Additionally, we have an aggregate principal balance of $6,589,362 outstanding under the Loan Agreement with Mr. McCabe as successor-in-interest to Meta, which bears interest at a fixed rate of 8% per annum if no event of default exists, and at a fixed rate of 12% per annum if an event of default exists.

On December 31, 2023, the Company and Mr. McCabe entered an amendment to the Loan Agreement extending the maturity date. An amendment to the Loan Agreement entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of the Loan Agreement is presently extended to December 31, 2025.

The combined balance on the 2021 Note ($15 million) and the Loan Agreement ($6.2 million) as of March 31, 2025, was $21.22 million. As of March 31, 2025, the total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $5.18 million.

December 2022 Note

In connection with the Merger, on December 22, 2022, the Company entered into an additional Note in the principal amount of up to $20 million in favor of Mr. McCabe. Mr. McCabe is the largest shareholder of the Company’s common stock and the chairman of the board of directors of the Company. As of March 31, 2025, the Company had a balance of $21.28 million and accrued and unpaid interest of $1.58 million due under the 2022 Note. An amendment to the 2022 Note entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of the 2022 Note is presently extended to December 31, 2025.

As of March 31, 2025, the Company had $21.98 million in principal amount outstanding under the 2022 Note. As of March 31, 2025, the Company had $2.10 million in accrued but unpaid interest on the 2022 Note.

As of March 31, 2025, Notes Payable – related party includes balances of the 2021 Note and Loan Agreement and the December 2022 Note, as detailed above, totaling $13.20 million, and additional borrowing and adjustment to the December 2022 note during the three months ended March 31, 2025 totaling $445,000.

A portion of the advances from Mr. McCabe are not interest bearing. Imputed interest of $12,500 has been recorded on the -0-% portion of the note for the three months ended March 31, 2025.

CAPCO Note February 2024

On February 29, 2024, CAPCO Holding, Inc., a Texas corporation (“Capco”), loaned us $2,000,000 under a 12% Secured Promissory Note (the “Capco Note”), which provided, among other things, that the loan will be due in one year, with us having the option to extend the loan by one additional year. The loan will bear interest at the rate of 12% per annum and will be payable in one balloon payment of principal and interest on the maturity date. If we elect to extend the loan for one year, we must pay all accrued interest for that first year, and thereafter, the loan will bear interest at a rate that is mutually agreeable to us and Capco, which rate will not exceed 18% per annum, and will be payable in one balloon payment of principal and interest on the extended maturity date. As part of the transaction, Gregory McCabe, our Chairman and Chief Executive Officer, entered into a Stock Pledge and Security Agreement with Capco under which he pledged 250,000 of his shares of common stock of the Company to secure our obligations under the Capco Note. Further, Mr. McCabe entered into a Subordination Agreement (the “Subordination Agreement”) with Capco and us under which Mr. McCabe agreed to subordinate all of the Company’s indebtedness and obligations owed to Mr. McCabe to the Capco Note, under the terms and conditions of the Subordination Agreement. Accrued and unpaid interest as of March 31, 2025 was $180,667.

The Note was paid in full in August 2025.

10.	ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligations liability through March 31, 2025:

Asset retirement obligations – January 1, 2024	$248,651

Accretion expense	806,381
Estimated liabilities recorded	70,949
Settlement of ARO obligation	(26,670)

Asset retirement obligations –December 31, 2024	$1,099,311

Accretion expense	1,799
Estimated liabilities recorded	-
Settlement of ARO obligation	-

Asset retirement obligations – March 31, 2025	$1,101,110

11.	SUBSEQUENT EVENTS

The CAPCO Note was paid in full in August 2025.

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

Also as part of the loan transaction, the Company issued to Panther Bridge 3,000,000 shares of newly designated Series A Redeemable Preferred Stock. The designation, voting and other powers, preferences and relative, participating, optional or other rights of the shares of such series and the qualifications, limitations and restrictions of the Preferred Stock are set forth in a Certificate of Designations filed with the Secretary of State of Nevada. The holders of the Preferred Stock have no voting rights. At the Company’s option, it may redeem the Preferred Stock, in whole or from time to time in part, on any business day after the date of issuance, at a per share redemption price equal to $1.00 plus all accrued and unpaid dividends on such share, if any. The Preferred Stock begins accruing dividends on the first anniversary of the issuance date, August 20, 2026, at the rate of 18% per annum of the per share redemption/liquidation price ($1.00 plus all unpaid dividends on such share). Additionally, there are restrictions on the Company declaring or making any distribution on common stock while there are any accrued and unpaid dividends owed to holders of Preferred Stock. Holders of the Preferred Stock also have certain rights upon liquidation, dissolution or winding up of the Company or upon a change or control of the Company. Specifically, in the event of any liquidation, dissolution or winding up, holders of the Preferred stock will have liquidation preference over holders of common stock. The preferred stock was accounted for as mezzanine equity.

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

The proceeds of the loan transaction were used to participate in a drilling project conducted by Magnetar Drilling Fund on a Louisiana oil and gas lease owned by Wildcat Panther, LLC, a subsidiary of the Company.

Drilling and Development began in July 2025. In November 2025 determination was made that the well would be a dry hole.

In September 2025, the Company authorized issuance of 250,000 shares of common stock to a consultant for services, which shares were issued in November 2025.

Total of 264,637,563 shares outstanding as of December 18, 2025, are detailed as follows:

-	Outstanding at 12/31/2024 251,930,516 plus,

-	Shares issued during the three months ended 3/31/2025 8,432,047 plus.

-	Shares for pre 3/31/2025 transactions to be issued as of March 31, 2025, = 4,025,000 plus,

-	Shares issued in November 2025 = 250,000

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes that are included elsewhere in this report and the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report, particularly under the section titled “Cautionary Statement Concerning Forward-Looking Statements.”

Executive Summary

We were incorporated in Nevada on August 31, 2021, as OilCo Holdings, Inc. and changed our name to Next Bridge Hydrocarbons, Inc. pursuant to our Amended and Restated Articles of Incorporation filed on June 30, 2022.

The Company is an energy company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties in the United States. The Company’s primary focus was previously the development of interests in an oil and natural gas project the Company held in the Orogrande Basin in West Texas in Hudspeth County, Texas (the “Orogrande Project”). The mineral leases underlying the Orogrande Project expired on December 31, 2024.

We have minor interests in the Eastern edge of the Midland Basin in Sterling, Tom Green and Irion Counties, Texas, two minor well interests located in Oklahoma and undeveloped mineral lease interests in LaFourche Parish and Acadia Parish, Louisiana.

We operate our business through nine wholly owned subsidiaries: Torchlight Energy, Inc. (TEI), Hudspeth Oil Corporation, Torchlight Hazel, LLC, Wolfbone Investments LLC, Hudspeth Operating LLC (Hudspeth), Wildcat Panther LLC, Wildcat Valentine LLC, Wildcat Cowboy LLC, and Wildcat Packer LLC.

Market Conditions, Commodity Prices and Interest Rates

U.S. and global markets have experienced heightened volatility following impactful geopolitical events, consistent evidence of widespread inflation, as well as increased fears of an economic recession. Recent measures have been taken by the U.S. Federal Reserve to combat persistent inflation by increasing interest rates throughout 2023 and 2024. The global banking sector has experienced material disruptions which has also contributed to market volatility. Further, the full-scale military invasion of Ukraine by Russian troops has continued unabated since February 2022 coupled with related economic sanctions imposed on Russia further exacerbating supply shortages, leading to disruptions in the credit and capital markets, including significant uncertainty in commodity prices, during 2022 and into 2025. Prices for oil and natural gas are determined primarily by prevailing market conditions, which have been and could continue to be volatile.

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

Results of Operations

Results for the three month periods ending March 31, 2025 and 2024

Revenue and Gross Profit

	Three Months Ended March 31
	2025	2024
Product Sales BOE	131	163

Total Revenue	$3,064	$3,567
Cost of revenue	($9,598)	($37,068)
Gross Profit (Loss)	($6,534)	($33,501)

Gross profit percentage	-213.25%	-939.19%

Production Revenues and Cost of Revenue

For the three months ended March 31, 2025, we had production revenue of $3,064 compared to $3,567 of production revenue for the prior year period. The change in revenue was primarily due to revenue from production sold from the Oklahoma wells. Our cost of revenue, consisting of lease operating expenses and production taxes, was $9,598 and $37,068 for the three months ended March 31, 2025, and 2024, respectively.

Refer to the table of production and revenue included below for changes in revenue:

		Production	Production	Oil	Gas	Total
Property	Quarter	{BBLS}	{MCF}	Revenue	Revenue	Revenue
Oklahoma	Q1 - 2024	28	809	2,002	1,565	3,567
Hazel (TX)	Q1 - 2024	0	0	-	-	-
Total Q1-2024		28	809	$2,002	$1,565	$3,567

Oklahoma	Q2 - 2024	14	639	945	694	1,639
Hazel (TX)	Q2 - 2024	0	0	-	-	-
Total Q2-2024		14	639	$945	$694	$1,639

Oklahoma	Q3 - 2024	14	668	1,076	979	2,055
Hazel (TX)	Q3 - 2024	0	0	-	-	-
Total Q3-2024		14	668	$1,076	$979	$2,055

Oklahoma	Q4 - 2024	44	1384	3,111	2,213	5,324
Hazel (TX)	Q4 - 2024	0	0	-	-	-
Total Q4-2024		44	1384	3,111	2,213	5,324

Total 2024		100	3,500	$7,134	$5,451	$12,585

Average Commodity Price				$71.34	$1.56

Oklahoma	Q1 - 2025	30	604	1,986	1,078	3,064
Hazel (TX)	Q1 - 2025	0	0	0	0	0
Total Q1-2025		30	604	1,986	1,078	3,064

Average Commodity Price				$66.20	$1.78

Expenses for the three months ended March 31, 2025 and 2024

We did not record any depreciation, depletion and amortization expense for either of the three months ended March 31, 2025 or 2024.

General and Administrative Expenses

	Three Months
	Ended March 31
	2025	2024
General & Administrative	$1,147,138	$751,502
Total general and administrative expenses	$1,147,138	$751,502

General and Administrative Expenses

Our general and administrative expense for the three month period ended March 31, 2025, was $1,147,138 compared with $751,502 for the same period from the prior year. Our general and administrative expenses consisted of accounting and administrative costs, legal and other professional consulting fees, and other general corporate expenses.

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

On October 1, 2023, we entered into an amendment to the 2021 Note and an amendment to the Loan Agreement with Mr. McCabe as successor in interest to Meta extending the 2021 Note Maturity Date. Amendments to the 2021 Note and Loan Agreement entered into on June 30, 2025 include automatic renewal provisions, and the maturity dates of both are presently extended to December 31, 2025.

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

The combined balance on the 2021 Note and the Loan Agreement as of March 31, 2025, was $21.22 million. As of March 31, 2025, the combined total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $5.18 million.

December 2022 Note

On December 22, 2022, we issued an unsecured promissory note in the principal amount of up to $20 million in favor of Mr. McCabe (the “2022 Note”), which bears interest at 5% per annum, computed on the basis of a 365-day year. As of March 31, 2025, the Company had a balance of $21.98 million and accrued and unpaid interest of $2.10 million due under the 2022 Note. An amendment to the 2022 Note entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of the 2022 Note is presently extended to December 31, 2025.

As of March 31, 2025, Notes Payable – related party includes balances of the 2021 Note and Loan Agreement and the December 2022 Note, as detailed above, totaling $43.20 million, with additional borrowing and adjustment to the December 2022 note during the months ended March 31, 2025, totaling $445,000.

Imputed interest has been recorded on the -0-% note in the amount of $12,500 for the three months ended March 31, 2025.

CAPCO Note February 2024

On February 29, 2024, CAPCO Holding, Inc., a Texas corporation (“Capco”), loaned us $2,000,000 under a 12% Secured Promissory Note (the “Capco Note”), which provides, among other things, that the loan will be due in one year, with us having the option to extend the loan by one additional year. The loan will bear interest at the rate of 12% per annum and will be payable in one balloon payment of principal and interest on the maturity date. If we elect to extend the loan for one year, we must pay all accrued interest for that first year, and thereafter, the loan will bear interest at a rate that is mutually agreeable to us and Capco, which rate will not exceed 18% per annum, and will be payable in one balloon payment of principal and interest on the extended maturity date. As part of the transaction, Gregory McCabe, our Chairman and Chief Executive Officer, entered into a Stock Pledge and Security Agreement with Capco under which he pledged 250,000 of his shares of common stock of the Company to secure our obligations under the Capco Note. Further, Mr. McCabe entered into a Subordination Agreement (the “Subordination Agreement”) with Capco and us under which Mr. McCabe agreed to subordinate all of the Company’s indebtedness and obligations owed to Mr. McCabe to the Capco Note, under the terms and conditions of the Subordination Agreement. Accrued and unpaid interest as of March 31, 2025 was $180,667. The Note was paid in full in August 2025.

As of March 31, 2025, we had $16,294 of liquidity, comprised of cash and cash equivalents on hand. Our short and long-term capital requirements consist primarily of funding our development and drilling activities, payment of contractual obligations and debt service.

At March 31, 2025, we had working capital deficit of $52,573,071 and total assets of $1,264,768. Stockholders’ deficit was $52,984,499. The negative working capital is principally due to notes payable which were payable within one year.

Management believes that our currently available resources may not provide sufficient funds to enable us to meet our financing and drilling obligations for the 2025 fiscal year. We anticipate that we will continue to incur operating losses and generate negative cash flows from operations for the foreseeable future. As a result, we will need additional capital resources to fund our operations both in the short term and in the long term, prior to achieving break even or positive operating cash flow. While we do not have any committed sources of capital, we expect to continue to opportunistically seek access to additional funds through public or private equity offerings or debt financings, through partnering or other strategic arrangements, including credit application arrangements with our third party servicers, or a combination of the foregoing. Despite our efforts, we may face obstacles in continuing to attract new financing due to industry conditions and our history and current record of net losses. We can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

We do not expect to pay cash dividends on our common stock in the foreseeable future.

The following table summarizes sources and uses of cash and cash equivalent-s:

	Three Months Ended March 31,
	2025	2024
Net (loss)	(1,153,672)	(775,003)

Net cash (used in) operating activities	(389,871)	(3,313,570)

Net cash provided by (used in) investing activities	(14,952)	1,130,665

Net cash provided by financing activities	230,000	2,688,719

Net increase (decrease) in cash	$(174,823)	$505,814

Cash—beginning of period	$191,117	$1,668,847
Cash—end of period	$16,294	$2,174,661

Cash Flow Used in Operating Activities

Cash flow used in operating activities for the three months ended March 31, 2025 was $389,871 compared to $3,313,570 for the three months ended March 31, 2024. Cash flows used in operating activities for the three months ended March 31, 2025 can be primarily attributed to the net loss from operations and an increase in accounts payable. Cash flows used in operating activities for the three months ended March 31, 2024, can be primarily attributed to the net loss from operations, and a decrease in accounts payable. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash Flow Used in Investing Activities

Cash flow from (used in) investing activities for the three months ended March 31, 2025 was $(14,952) compared to $1,130,665 for the three months ended March 31, 2024. Cash flow used in investing activities principally consists of investment in oil and natural gas properties in Texas.

Cash Flows from Financing Activities

Cash flows from financing activities for the three months ended March 31, 2025 was $230,000 compared to $2,688,719 for the three months ended March 31, 2024. Cash flows from financing activities consists of proceeds from additional borrowings from a related party. For the three months ended March 31, 2025, we incurred aggregate interest on the 2022 Note, the 2021 Note and under the Loan Agreement of $672,754.

Capital Expenditures

Our capital expenditures are summarized in the following table:

	Three Months Ended March 31,
	2025	2024
Acquisitions:
Proved property	$-	$-
Unproved property working interest	-	1,243,565
Exploration and development:
Developmental leasehold costs	-	-
Exploratory drilling and completion costs	-	-
Development drilling and completion costs	14,952	10,477
Other development costs	-
Capitalized interest	-	702,697
Asset retirement obligations	-	-
Total exploration and development	14,952	1,946,262

Other property	-	-
Total capital expenditures	$14,952	$1,946,262
Change in accrued capital expenditures and other	124,885	2,436,608
Proceeds from sale of property	-	(1,141,142)
Capitalized interest	-	(702,697)
Common stock issued in mineral lease acquisition	-	(1,243,565)
Asset retirement obligations	-	-
Total cash capital expenditures	$139,837	$1,295,466

Critical Accounting Estimates

See Note 3—Significant Accounting Policies to the unaudited consolidated financial statements included elsewhere in this report for a description of the material changes to the Company’s critical accounting policies and estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective is based on the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2024, and the fact that this Form 10-Q was not timely filed.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 6. “Commitments and Contingencies” to the unaudited consolidated financial statements included elsewhere in this report for information regarding our legal proceedings, which information is incorporated by reference into this Item 1.

ITEM 1A.	RISK FACTORS

A description of the risk factors associated with our business is contained in the “Risk Factors” section of Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our risk factors as previously reported.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 10, 2025, the Company authorized issuance of 1,025,000 shares of common stock to directors and an officer for services.

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

NEXT BRIDGE HYDROCARBONS, INC.

Date: December 18, 2025	/s/ Gregory McCabe
Gregory McCabe, Chief Executive Officer and President
(Principal Executive Officer)

Date: December 18, 2025	/s/ Roger Wurtele
Roger Wurtele, Chief Financial Officer
(Principal Financial and Accounting Officer)