Form 10-Q
period 2025-06-30
Next Bridge Hydrocarbons, Inc.
filed 2025-12-23
CIK 1936756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.0001, as of December 19, 2025 was 264,637,563.

NEXT BRIDGE HYDROCARBONS, INC.

QUARTERLY REPORT

For the Quarter Ended June 30, 2025

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	June 30	December 31
	2025	2024
ASSETS
Current assets:
Cash	$4,601	$191,117
Accounts receivable	-	85,000
Production receivable	494	-
Prepayments - development costs	443,255	385,888
Prepaid expenses	210,484	95,256
Total current assets	658,834	757,261

Oil and natural gas properties	590,517	569,551

Other assets	105,179	105,179

TOTAL ASSETS	$1,354,530	$1,431,991

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$377,018	$519,841
Accounts payable - related party	97,027	97,027
Note payable - related party	43,983,832	42,750,832
Note payable	2,000,000	2,000,000
Accrued interest payable	7,969,009	6,808,410
Total current liabilities	54,426,886	52,176,110

Asset retirement obligations	1,102,909	1,099,311

Total liabilities	55,529,795	53,275,421

Commitments and contingencies	-	-

Stockholders’ deficit:
Preferred stock, par value $0.0001, 50,000,000 shares authorized; -0- issued and outstanding June 30, 2025 and December 31, 2024	-	-
Common stock, par value $0.0001; 500,000,000 shares authorized; 264,387,563 issued and outstanding at June 30, 2025; and 251,930,516, issued and outstanding at December 31, 2024;	26,439	25,193

Shares to be issued	-	1,143
Additional paid-in capital	107,703,096	107,678,096
Accumulated deficit	(161,904,800)	(159,547,862)
Total stockholders’ deficit	(54,175,265)	(51,843,430)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,354,530	$1,431,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six	Six
	Ended	Ended	Months Ended	Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Oil and natural gas sales	$1,963	$1,639	$5,027	$5,206

Operating expenses:
Lease operating expenses	13,946	75,361	23,323	112,172
Production taxes	141	118	362	375
General and administrative	1,191,142	456,053	2,338,280	1,207,555
Total operating expenses	1,205,229	531,532	2,361,965	1,320,102

Other income (expense)
Proceeds from legal settlement	-	306,554	-	306,554
Administration income	-	-	-	10,000
Total other income	-	306,554	-	316,554

Loss before income taxes	(1,203,266)	(223,339)	(2,356,938)	(998,342)

Provision for income taxes	-	-	-	-

Net loss	$(1,203,266)	$(223,339)	$(2,356,938)	$(998,342)

Loss per common share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Weighted average number of common shares outstanding:
Basic and Diluted	263,996,817	251,928,318	263,996,817	250,505,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common	Common	Additional
	stock	stock	paid-in	Shares to	Accumulated
	shares	amount	capital	be issued	deficit	Total
Balance, December 31, 2023	248,830,516	24,883	106,343,260	-	(99,933,395)	6,434,748
Stock compensation expense	500,000	50	4,291	-	-	4,341
Common stock issued for lease interest	2,500,000	250	1,243,315	-	-	1,243,565
Net loss	-	-	-	-	(775,003)	(775,003)

Balance, March 31, 2024	251,830,516	25,183	107,590,866	-	(100,708,398)	6,907,651

Stock compensation expense	100,000	10	49,730	-	-	49,740
Imputed interest on related party note payable	-	-	12,500	-	-	12,500
Net loss	-	-	-	-	(223,339)	(223,339)

Balance, June 30, 2024	251,930,516	25,193	107,653,096	-	(100,931,737)	6,746,552

Balance, December 31, 2024	251,930,516	25,193	107,678,096	1,143	(159,547,862)	(51,843,430)

Common shares issued to Johnson Participants	8,432,047	843	-	(843)	-	-
Common shares issued to directors and officer	-	-	-	103	-	103
Imputed interest on related party note payable	-	-	12,500	-	-	12,500
Net loss	-	-	-	-	(1,153,672)	(1,153,672)

Balance, March 31, 2025	260,362,563	26,036	107,690,596	403	(160,701,534)	(52,984,499)

Common shares issued to directors and officer	4,025,000	403	-	(403)	-	-
Imputed interest on related party note payable	-	-	12,500	-	-	12,500
Net loss	-	-	-	-	(1,203,266)	(1,203,266)

Balance, June 30, 2025	264,387,563	26,439	107,703,096	-	(161,904,800)	(54,175,265)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six	Six
	Months Ended	Months Ended
	June 30, 2025	June 30, 2024
Cash Flows Used in Operating Activities
Net loss	$(2,356,938)	$(998,342)
Adjustments to reconcile net loss to net cash from operations:

Accretion expense	3,598	11,188
Expense related to stock based compensation	103	54,081
Imputed interest on note payable	25,000	12,500
Change in:
Accounts receivable	84,506	32,206
Prepayments - development costs	(57,367)	(81,279)
Prepaid expenses	(115,228)	45,287
Asset retirement obligation	-	(26,670)
Interest payable	1,160,599	-
Accounts payable and accrued expenses	72,177	(3,382,288)
Net cash used in operating activities	(1,183,550)	(4,333,317)

Cash Flows From (Used in) Investing Activities
Investment in oil and natural gas properties	(20,966)	(31,769)
Proceeds from sale of assets	-	1,141,142
Net cash from (used in) investing activities	(20,966)	1,109,373

Cash Flows From Financing Activities
Proceeds from notes payable, related party	1,018,000	1,000,000
Proceeds form promissory note	-	2,000,000
Payments on promissory notes	-	-
Prepayments, working interest owners	-	(311,281)
Net cash from financing activities	1,018,000	2,688,719

Net increase(decrease) in cash	(186,516)	(535,225)

Cash - beginning of period	191,117	1,668,847
Cash - end of period	$4,601	$1,133,622

Supplemental disclosure of cash flow information:
Cash paid for interest	$320,000	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in property acquisition	$-	$1,243,565
Addition to note payable to reimburse lease payments	$-	$278,054
Capitalized Interest	$-	$1,438,571
Increase in note payable, related party for settlement of accounts payable	$215,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

At June 30, 2025, the Company had not yet achieved profitable operations. The Company had a net loss of $2,356,938 for the six months ended June 30, 2025. The Company expects to incur further losses in the development of its business. The Company had a working capital deficit as of June 30, 2025, of $53,768,052. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents – Cash and cash equivalents include certain investments in highly liquid instruments with original maturities of six months or less.

Accounts receivable – Accounts receivable consisted of amounts due from Joint Interest Billing to the working interest owners who were participants in the Johnson Project. Those owners acquired working interest and participated in funding five wells drilled in 2023 on the Orogrande Project. Balances due,if any, represent their pro rata share of charges for development and operating costs allocable to those five wells after applying any prepayments from those owners.

Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of June 30, 2025 and December 31, 2024, no valuation allowance was considered necessary.

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

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During the six months ended June 30, 2025, the Company capitalized $-0- of interest on unevaluated properties. Capitalized interest for the year ended December 31, 2024, was $2,182,539.

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

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the statements of operation. The Company has not recorded any interest or penalties associated with unrecognized tax benefits for the six months ended June 30, 2025, or for the six months ended June 30, 2024.

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

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The Company had no dilutive shares for the six months ended June 30, 2025, or for the six months ended June 30, 2024.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations. The Company accrued no liability as of June 30, 2025, and December 31, 2024.

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

The Company’s Chief Executive Officer (“CEO”) has been determined to be the chief operating decision maker of the Company. The CEO uses net income, as reported on our consolidated income statements, to assess financial performance and allocate resources on a consolidated basis. The CEO manages and evaluates the results of the Company on a consolidated basis, and Net income is used to evaluate key operating decisions, such as making strategic acquisitions, determining transaction structures to capitalize on the development of oil and natural gas properties, and allocating resources for general and administrative expenditures. The CEO does not review consolidated balance sheet assets when assessing segment performance and deciding how to allocate resources. Disaggregated operating revenues of the Company’s single segment and all significant segment expenses are presented separately on the Company’s consolidated statement of operations. There are no other significant segment expenses or other segment items that would require disclosure.

Recent accounting pronouncements adopted – In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands a public entity’s annual and interim disclosure requirements about their reportable segments, primarily through more detailed disclosures about significant segment expenses. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. We have adopted this standard for our fiscal year 2024 annual financial statements and interim financial statements thereafter and have applied this standard retrospectively for all prior periods presented in the financial statements.

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

4.	OIL & NATURAL GAS PROPERTIES

The following table presents the capitalized costs for oil and natural gas properties of the Company:

	June 30, 2025	December 31, 2024

Evaluated costs subject to amortization	$-	$-
Unevaluated costs	590,517	569,551
Total capitalized costs	590,517	569,551
Less accumulated depreciation, depletion and amortization	-	-
Less accumulated impairment	-	-

Total oil and gas properties	$590,517	$569,551

Unevaluated costs as of June 30, 2025, and December 31, 2024, include cumulative costs of developing projects related to the Louisiana Wildcat projects.

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

The Company had no proved reserve value associated with our properties as of June 30, 2025.

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

As of June 30, 2025, the Company had interests in three oil and natural gas projects: the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, two wells in Central Oklahoma, and the Wildcat properties that hold mineral leases in Louisiana.

Hazel Project in the Midland Basin in West Texas

Effective April 4, 2016, TEI acquired from McCabe Petroleum Corporation (“MPC”), which is owned by the Company’s Chairman and CEO, Gregory McCabe, a 66.66% working interest in approximately 12,000 acres in the Midland Basin. A back-in after payout of a 25% working interest was retained by MPC and another unrelated working interest owner.

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

Hunton Play, Central Oklahoma

As of June 30, 2025, the Company was producing from one well in the Viking Area of Mutual Interest and one well in Prairie Grove.

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

During the year ended December 31, 2024, we recorded an account payable to MPC (a related party) of $97,027 to recognize payments made previously by MPC to maintain the Bronco oil and natural gas leases. Since the transfer of the Bronco project has not occurred as of June 30, 2025, these costs remain recorded as Prepayments - development costs.

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

The combined balance on the 2021 Note and the Loan Agreement as of June 30, 2025, was $21.22 million. As of June 30, 2025, the combined total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $5.61 million.

On October 1, 2023, the Company entered into an amendment to the 2021 Note and an amendment to Loan Agreement in order to extend each of the 2021 Note Maturity Date and the Maturity Date respectively from October 3, 2023 to March 31, 2024. An amendment to the 2021 Note entered into on June 30, 2025 includes an automatic renewal provision and the maturity date of the 2021 Note is presently extended to December 31, 2025.

December 2022 Note

On December 22, 2022, the Company issued an unsecured promissory note in the principal amount of up to $20 million in favor of Mr. McCabe (the “2022 Note”), which bears interest at 5% per annum, computed on the basis of a 365-day year.

On December 31, 2023, the Company entered into an amendment to the 2022 Note in order to extend the 2022 Note maturity date to March 31, 2024. An amendment to the 2022 Note entered into on June 30, 2025 includes an automatic renewal provision and the maturity date of the 2022 Note is presently extended to December 31, 2025.

As of June 30, 2025, the Company had $22.76 million in principal amount outstanding under the 2022 Note. As of June 30, 2025, the Company had $2.36 million in accrued but unpaid interest on the 2022 Note.

As of June 30, 2025, the total Related Party balances include the 2021 Note and Loan Agreement and the December 2022 Note, as detailed above, totaling $43.98 million, with additional borrowing and adjustment to the December 2022 Note during the six months ended June 30, 2025 totaling $788,000.

A portion of the advances from Mr. McCabe are not interest bearing. Imputed interest of $25,000 has been recorded on the -0-% portion of the note for the six months ended June 30, 2025.

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

Environmental Matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of June 30, 2025, and December 31, 2024, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

7.	STOCKHOLDERS’ EQUITY

The Company has 500,000,000 authorized shares of common stock, par value of $0.0001 per share and 50,000,000 authorized shares of preferred stock, par value of $0.0001 per share.

As of December 31, 2024, the Company had 251,930,516 outstanding shares of common stock and no shares of preferred stock outstanding.

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

Six Months ended June 30, 2025

On March 10, 2025, the Company issued 1,025,000 shares of common stock valued at par value in a value commensurate with other issues of common stock to directors, and an officer for services. The share certificates were issued in April 2025.

As of June 30, 2025, the Company had 264,387,563 outstanding shares of common stock and no shares of preferred stock outstanding.

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

Option expense for the six months ended June 30, 2025 and the year ended December 31, 2024, net of forfeitures, was $-0- and $-0-, respectively. No options were granted in 2024 or in the six months ended June 30, 2025.

A summary of stock options outstanding as of June 30, 2025, all of which expire in 2033, including the relevant exercise price is presented below:

Exercise	Expiration
Price	2033	Total

$1.2056	29,237,632	29,237,632
	29,237,632	29,237,632

8.	INCOME TAXES

The Company recorded no income tax provision at June 30, 2025 and December 31, 2024 because of anticipated losses for the 2025 fiscal year and actual losses incurred in 2024.

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the six months ended June 30, 2025 because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the year ended December 31, 2024.

The Company had a Gross deferred tax asset related to federal net operating loss carryforwards of $118,033,956 and $113,235,679 at June 30, 2025 and December 31, 2024, respectively. The federal net operating loss carryforward will begin to expire in 2034. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

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

On December 31, 2023, the Company and Mr. McCabe entered an amendment to the Loan Agreement extending the maturity date. An amendment to the Loan Agreement entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of the Loan Agreement is presently extended to December 31, 2025

The combined balance on the 2021 Note ($15 million) and the Loan Agreement ($6.2 million) as of June 30, 2025, was $21.22 million. As of June 30, 2025, the total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $5.61 million.

December 2022 Note

In connection with the Merger, on December 22, 2022, the Company entered into an additional Note in the principal amount of up to $20 million in favor of Mr. McCabe. Mr. McCabe is the largest shareholder of the Company’s common stock and the chairman of the board of directors of the Company. As of June 30, 2025, the Company had a balance of $22.76 million and accrued and unpaid interest of $2.36 million due under the 2022 Note. An amendment to the 2022 Note entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of the 2022 Note is presently extended to December 31, 2025.

As of June 30, 2025, the Company had $22.76 million in principal amount outstanding under the 2022 Note. As of June 30, 2025, the Company had $2.36 million in accrued but unpaid interest on the 2022 Note.

As of June 30, 2025, Notes Payable – related party includes balances of the 2021 Note and Loan Agreement and the December 2022 Note, as detailed above, totaling $43.20 million, and additional borrowing and adjustment to the December 2022 note during the six months ended June 30, 2025 totaling $788,000. Of this amount, $215,000 was provided by Mr. McCabe to apply to account payable, which int turn increased the note balance.

A portion of the advances from Mr. McCabe are not interest bearing. Imputed interest of $25,000 has been recorded on the -0-% portion of the note for the six months ended June 30, 2025

CAPCO Note February 2024

On February 29, 2024, CAPCO Holding, Inc., a Texas corporation (“Capco”), loaned us $2,000,000 under a 12% Secured Promissory Note (the “Capco Note”), which provided, among other things, that the loan will be due in one year, with us having the option to extend the loan by one additional year. The loan will bear interest at the rate of 12% per annum and will be payable in one balloon payment of principal and interest on the maturity date. If we elect to extend the loan for one year, we must pay all accrued interest for that first year, and thereafter, the loan will bear interest at a rate that is mutually agreeable to us and Capco, which rate will not exceed 18% per annum, and will be payable in one balloon payment of principal and interest on the extended maturity date. As part of the transaction, Gregory McCabe, our Chairman and Chief Executive Officer, entered into a Stock Pledge and Security Agreement with Capco under which he pledged 250,000 of his shares of common stock of the Company to secure our obligations under the Capco Note. Further, Mr. McCabe entered into a Subordination Agreement (the “Subordination Agreement”) with Capco and us under which Mr. McCabe agreed to subordinate all of the Company’s indebtedness and obligations owed to Mr. McCabe to the Capco Note, under the terms and conditions of the Subordination Agreement. Accrued and unpaid interest as of June 30, 2025 was $240,502.

The Note was paid in full in August 2025.

10.	ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligations liability through June 30, 2025:

Asset retirement obligations – January 1, 2024	$248,651

Accretion expense	806,381
Estimated liabilities recorded	70,949
Settlement of ARO obligation	(26,670)

Asset retirement obligations –December 31, 2024	$1,099,311

Accretion expense	1,799
Estimated liabilities recorded	-
Settlement of ARO obligation	-

Asset retirement obligations – March 31, 2025	$1,101,110

Accretion expense	1,799
Estimated liabilities recorded	-
Settlement of ARO obligation	-

Asset retirement obligations – June 30, 2025	$1,102,909

11.	SUBSEQUENT EVENTS

On August 10, 2025 The Company’s Note Payable to CAPCO Holding Inc was paid in full from the proceeds of the Note Payable – Panther Bridge LLC described below.

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

Drilling and Development began in July 2025. In November 2025, determination was made that the well would be a dry hole.

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

Executive Summary

We were incorporated in Nevada on August 31, 2021, as OilCo Holdings, Inc. and changed our name to Next Bridge Hydrocarbons, Inc. pursuant to our Amended and Restated Articles of Incorporation filed on June 30, 2022. We are an energy company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties in the United States. Our primary focus was previously the development of interests in an oil and natural gas project we held in the Orogrande Basin in West Texas in Hudspeth County, Texas. The mineral leases underlying the Orogrande Project expired on December 31, 2024.

We have minor interests in the Eastern edge of the Midland Basin in Sterling, Tom Green and Irion Counties, Texas, two minor well interests located in Oklahoma, and undeveloped mineral lease interests in LaFourche Parish and Acadia Parish, Louisiana.

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

Results of Operations

Results for the three and six month periods ending June 30, 2025 and 2024

Revenue and Gross Profit

	Three Months Ended June 30		Six Months Ended June 30,
	2025	2024	2025	2024
Product Sales BOE	99	121	230	283

Total Revenue	$1,963	$1,639	$5,027	$5,206
Cost of revenue	($14,087)	($75,479)	($23,685)	$(112,547)
Gross Profit (Loss)	($12,124)	($73,840)	($18,658)	($107,341)

Gross profit percentage	(617.63)%	(4505.19)%	(371.16)%	(2061.87)%

Production Revenues and Cost of Revenue

For the three months ended June 30, 2025, we had production revenue of $1,963 compared to $1,639 of production revenue for the prior year period. The change in revenue was primarily due to revenue from production sold from the Oklahoma wells. Our cost of revenue, consisting of lease operating expenses and production taxes, was $14,087 and $75,479 for the three months ended June 30, 2025, and 2024, respectively.

For the six months ended June 30, 2025, we had production revenue of $5,027 compared to $5,206 of production revenue for the prior year period. The change in revenue was primarily due to revenue from production sold from the Oklahoma wells. Our cost of revenue, consisting of lease operating expenses and production taxes, was $23,685 and $112,547 for the six months ended June 30, 2025, and 2024, respectively.

Refer to the table of production and revenue included below for changes in revenue:

		Oil	Gas
		Production	Production	Oil	Gas	Total
Property	Quarter	{BBLS}	{MCF}	Revenue	Revenue	Revenue

Oklahoma	Q1 - 2024	28	809	2,002	1,565	3,567
Hazel (TX)	Q1 - 2024	0	0	-	-	-
Total Q1-2024		28	809	$2,002	$1,565	$3,567

Oklahoma	Q2 - 2024	14	639	945	694	1,639
Hazel (TX)	Q2 - 2024	0	0	-	-	-
Total Q2-2024		14	639	$945	$694	$1,639

Oklahoma	Q3 - 2024	14	668	1,076	979	2,055
Hazel (TX)	Q3 - 2024	0	0	-	-	-
Total Q3-2024		14	668	$1,076	$979	$2,055

Oklahoma	Q4 - 2024	44	1384	3,111	2,213	5,324
Hazel (TX)	Q4 - 2024	0	0	-	-	-
Total Q4-2024		44	1384	3,111	2,213	5,324

Total 2024		100	3,500	$7,134	$5,451	$12,585

Average Commodity Price				$71.34	$1.56

Oklahoma	Q1 - 2025	30	604	1,986	1,078	3,064
Hazel (TX)	Q1 - 2025	0	0	0	0	0
Total Q1-2025		30	604	1,986	1,078	3,064

Oklahoma	Q2 - 2025	14	510	816	1147	1963
Hazel (TX)	Q2 - 2025	0	0	0	0	0
Total Q2-2025		14	510	816	1147	1963

Total 2025 to Date		44	1114	2,802	2,225	5,027

Average Commodity Price				$63.68	$2.00

Expenses for the six months ended June 30, 2025 and 2024

We did not record any depreciation, depletion and amortization expense for either of the six months ended June 30, 2025 or 2024.

General and Administrative Expenses

	Three Months		Six Months
	Ended June 30,		Ended June 30
	2025	2024	2025	2024
General & Administrative	$1,191,142	$456,053	$2,338,280	$1,207,555
Total general and administrative expenses	$1,191,142	$456,053	$2,338,280	$1,207,555

General and Administrative Expenses

Our general and administrative expense for the three month period ended June 30, 2025, was $1,191,142 compared with $456,053 for the same period from the prior year.

Our general and administrative expense for the six month period ended June 30, 2025, was $2,338,280 compared with $1,207,555 for the same period from the prior year.

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

The combined balance on the 2021 Note and the Loan Agreement as of June 30, 2025, was $21.22 million. As of June 30, 2025, the combined total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $5.61 million.

December 2022 Note

On December 22, 2022 we issued an unsecured promissory note in the principal amount of up to $20 million in favor of Mr. McCabe (the “2022 Note”), which bears interest at 5% per annum, computed on the basis of a 365-day year. As of June 30, 2025, the Company had a balance of $22.76 million and accrued and unpaid interest of $2.36 million due under the 2022 Note. An amendment to the 2022 Note entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of the 2022 Note is presently extended to December 31, 2025.

As of June 30, 2025, Notes Payable – related party includes balances of the 2021 Note and Loan Agreement and the December 2022 Note, as detailed above, totaling $43.98 million, with additional borrowing and adjustment to the December 2022 note during the six months ended June 30, 2025 totaling $788,000.

A portion of the advances from Mr. McCabe are not interest bearing. Imputed interest of $25,000 has been recorded on the -0-% portion of the note for the six months ended June 30, 2025.

CAPCO Note February 2024

On February 29, 2024, CAPCO Holding, Inc., a Texas corporation (“Capco”), loaned us $2,000,000 under a 12% Secured Promissory Note (the “Capco Note”), which provides, among other things, that the loan will be due in one year, with us having the option to extend the loan by one additional year. The loan will bear interest at the rate of 12% per annum and will be payable in one balloon payment of principal and interest on the maturity date. If we elect to extend the loan for one year, we must pay all accrued interest for that first year, and thereafter, the loan will bear interest at a rate that is mutually agreeable to us and Capco, which rate will not exceed 18% per annum, and will be payable in one balloon payment of principal and interest on the extended maturity date. As part of the transaction, Gregory McCabe, our Chairman and Chief Executive Officer, entered into a Stock Pledge and Security Agreement with Capco under which he pledged 250,000 of his shares of common stock of the Company to secure our obligations under the Capco Note. Further, Mr. McCabe entered into a Subordination Agreement (the “Subordination Agreement”) with Capco and us under which Mr. McCabe agreed to subordinate all of the Company’s indebtedness and obligations owed to Mr. McCabe to the Capco Note, under the terms and conditions of the Subordination Agreement. Accrued and unpaid interest as of June 30, 2025 was $$502 after interest payments of $240,000 during the quarter ended June 30, 2025. The Note was paid in full in August 2025.

As of June 30, 2025, we had $4,601 of liquidity, comprised of cash and cash equivalents on hand. Our short and long-term capital requirements consist primarily of funding our development and drilling activities, payment of contractual obligations and debt service.

At June 30, 2025, we had working capital deficit of $53,768,052 and total assets of $1,354,530. Stockholders’ equity (deficit) was $(54,175,265). The negative working capital is principally due to notes payable which were payable within one year.

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

We do not expect to pay cash dividends on our common stock in the foreseeable future.

The following table summarizes sources and uses of cash and cash equivalents:

	Six Months Ended June 30,
	2025	2024

Net (loss)	(2,356,938)	(998,342)

Net cash (used in) operating activities	(1,183,550)	(4,333,317)

Net cash provided by (used in) investing activities	(20,966)	1,109,373

Net cash provided by financing activities	1,018,000	2,688,719

Net increase (decrease) in cash	$(186,516)	$(535,225)

Cash—beginning of period	$191,117	$1,668,847
Cash—end of period	$4,601	$1,133,622

Cash Flow Used in Operating Activities

Cash flow used in operating activities for the six months ended June 30, 2025 was $1,183,550 compared to $4,333,317 for the six months ended June 30, 2024. Cash flows used in operating activities for the six months ended June 30, 2025 can be primarily attributed to the net loss from operations and changes in accrued liabilities. Cash flows used in operating activities for the six months ended June 30, 2024, can be primarily attributed to the net loss from operations and a decrease in accounts payable. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash Flow Used in Investing Activities

Cash flow from (used in) investing activities for the six months ended June 30, 2025 was $(20,966) compared to $1,109,373 for the six months ended June 30, 2024. Cash flow used in investing activities principally consists of investment in oil and natural gas properties in Texas.

Cash Flows from Financing Activities

Cash flows from financing activities for the six months ended June 30, 2025 was $1,018,000 compared to $2,688,719 for the six months ended June 30, 2024. Cash flows from financing activities consists of proceeds from additional borrowings from a related party. For the six months ended June 30, 2025, we incurred aggregate interest on the 2022 Note, the 2021 Note and under the Loan Agreement of $1,361,586.

Capital Expenditures

Our capital expenditures are summarized in the following table:

	Six Months Ended June 30,
	2025	2024
Acquisitions:
Proved property	$-	$-
Unproved property working interest	-	1,243,565
Exploration and development:
Developmental leasehold costs	-	-
Exploratory drilling and completion costs	-	-
Development drilling and completion costs	20,966	31,769
Other development costs	-
Capitalized interest	-	1,438,571
Asset retirement obligations	-	-
Total exploration and development	20,966	2,682,136

Other property	-	-
Total capital expenditures	$20,966	$2,682,136
Change in accrued capital expenditures and other	142,823	3,382,288
Proceeds from sale of property	-	(1,141,142)
Capitalized interest	-	(1,438,571)
Common stock issued in mineral lease acquisition	-	(1,243,565)
Asset retirement obligations	-	-
Total cash capital expenditures	$163,789	$2,241,146

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective is based on the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2024, and the fact that this Form 10-Q was not timely filed.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable.

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

NEXT BRIDGE HYDROCARBONS, INC.

Date: December 23, 2025	/s/ Gregory McCabe
Gregory McCabe, Chief Executive Officer and President
(Principal Executive Officer)

Date: December 23, 2025	/s/ Roger Wurtele
Roger Wurtele, Chief Financial Officer
(Principal Financial and Accounting Officer)