Form 10-Q
period 2025-09-30
Next Bridge Hydrocarbons, Inc.
filed 2026-01-12
CIK 1936756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.0001, as of January 12, 2026 was 264,637,563.

NEXT BRIDGE HYDROCARBONS, INC.

QUARTERLY REPORT

For the Quarter Ended September 30, 2025

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	September 30	December 31
	2025	2024
ASSETS
Current assets:
Cash	$680,100	$191,117
Accounts receivable	-	85,000
Prepayments - development costs	453,579	385,888
Prepaid expenses	289,797	95,256
Total current assets	1,423,476	757,261

Oil and natural gas properties	594,848	569,551

Other assets	105,179	105,179

TOTAL ASSETS	$2,123,503	$1,431,991

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,541,525	$519,841
Asset retirement obligation - current portion	161,052	-
Accounts payable - related party	97,027	97,027
Note payable - related party	43,983,832	42,750,832
Note payable	6,000,000	2,000,000
Accrued interest payable	8,966,975	6,808,410
Total current liabilities	61,750,411	52,176,110

Asset retirement obligations	1,104,709	1,099,311

Total liabilities	62,855,120	53,275,421

Commitments and contingencies	-	-

Mezzanine equity, Series “A” redeemable, non-voting, preferred stock	-	-
Preferred stock, par value $0.0001, 50,000,000 shares authorized; 3,000,000 and -0- issued and outstanding at September 30, 2025 and December 31, 2024	-	-

Stockholders’ deficit:
Common stock, par value $0.0001; 500,000,000 shares authorized; 264,387,563 issued and outstanding at September 30, 2025 issued and 251,930,516 outstanding at December 31, 2024;	26,439	25,193
Shares to be issued	25	1,143
Additional paid-in capital	107,715,596	107,678,096
Accumulated deficit	(168,473,677)	(159,547,862)
Total stockholders’ deficit	(60,731,617)	(51,843,430)

TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ DEFICIT	$2,123,503	$1,431,991

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine	Nine
	Ended	Ended	Months Ended	Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Oil and natural gas sales	$2,355	$2,055	$7,382	$7,261

Operating expenses:
Lease operating expenses	59,944	31,810	83,267	143,982
Production taxes	170	148	532	523
General and administrative	1,472,393	453,158	3,810,673	1,660,713
Impairment expense	5,038,725	-	5,038,725	-
Total operating expenses	6,571,232	485,116	8,933,197	1,805,218

Other income (expense)
Proceeds from legal settlement	-	63,500	-	370,054
Administration income	-	-	-	10,000
Total other income	-	63,500	-	380,054

Loss before income taxes	(6,568,877)	(419,561)	(8,925,815)	(1,417,903)

Provision for income taxes	-	-	-	-

Net loss	$(6,568,877)	$(419,561)	$(8,925,815)	$(1,417,903)

Loss per common share:
Basic and Diluted	$(0.02)	$(0.00)	$(0.03)	$(0.01)
Weighted average number of common shares outstanding:
Basic and Diluted	264,387,563	251,928,318	264,128,497	250,505,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

(Unaudited)

	Stockholders’ Deficit						Mezzanine Equity
	Common	Common	Additional	Shares to		Total
	Stock	Stock	Paid-in	to be	Accumulated	Stockholders’	Preferred
	Shares	Amount	Capital	issued	Deficit	Deficit	Shares	Amount
Balance, December 31, 2023	248,830,516	24,883	106,343,260	-	(99,933,395)	6,434,748	-	-

Net loss - 3/31/2024	-	-	-	-	(775,003)	(775,003)	-	-
Stock compensation expense	500,000	50	4,291	-	-	4,341	-	-
Common stock issued - lease	2,500,000	250	1,243,315	-	-	1,243,565	-	-

Balance, 3/31/2024	251,830,516	25,183	107,590,866	-	(100,708,398)	6,907,651	-	-

Net loss -6/30/2024	-	-	-	-	(223,339)	(223,339)	-	-
Stock compensation expense	100,000	10	49,730	-	-	49,740	-	-
Imputed interest	-	-	12,500	-	-	12,500	-	-

Balance, 6/30/2024	251,930,516	25,193	107,653,096	-	(100,931,737)	6,746,552	-	-

Net loss - 9/30/2024	-	-	-	-	(419,561)	(419,561)	-	-
Stock compensation expense	250,000	25	-	-	-	25	-	-
Imputed interest	-	-	12,500	-	-	12,500	-	-

Balance, 9/30/2024	252,180,516	25,218	107,665,596	-	(101,351,298)	6,339,516	-	-

Balance, December 31, 2024	251,930,516	25,193	107,678,096	1,143	(159,547,862)	(51,843,430)	-	-

Common shares issued to Johnson Participants	8,432,047	843	-	(843)	-	-	-	-
Common shares issued to directors and officer	-	-	-	103	-	103	-	-
Imputed interest on related party note payable	-	-	12,500	-	-	12,500	-	-
Net loss	-	-	-		(1,153,672)	(1,153,672)	-	-

Balance, March 31, 2025	260,362,563	26,036	107,690,596	403	(160,701,534)	(52,984,499)	-	-

Common shares issued to directors and officer	4,025,000	403	-	(403)	-	-	-	-
Imputed interest on related party note payable	-	-	12,500	-	-	12,500	-	-
Net loss	-	-	-	-	(1,203,266)	(1,203,266)	-	-

Balance, June 30, 2025	264,387,563	26,439	107,703,096	-	(161,904,800)	(54,175,265)	-	-

Issuance of preferred stock	-	-	-	-	-	-	3,000,000	-
Imputed interest on related party note payable	-	-	12,500	-	-	12,500	-	-
Stock compensation expense	-	-	-	25	-	25
Net loss	-	-	-	-	(6,568,877)	(6,568,877)	-	-

Balance, September 30, 2025	264,387,563	26,439	107,715,596	25	(168,473,677)	(60,731,617)	3,000,000	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine	Nine
	Months Ended	Months Ended
	September 30, 2025	September 30, 2024
Cash Flows Used in Operating Activities
Net loss	$(8,925,815)	$(1,417,903)
Adjustments to reconcile net loss to net cash from operations:
Accretion expense	5,398	16,473
Expense related to stock based compensation	128	54,081
Impairment expense	5,038,725	-
Imputed interest on note payable	37,500	25,000
Change in:
Accounts receivable	85,000	30,369
Prepayments - development costs	(67,691)	(194,404)
Prepaid expenses	(194,541)	1,016
Asset retirement obligation	-	(26,670)
Interest payable	2,373,565	-
Accounts payable and accrued expenses	2,021,684	(3,565,287)
Asset retirement obligation, current	161,052	-
Net cash from (used in) operating activities	535,005	(5,077,325)

Cash Flows From (Used in) Investing Activities
Investment in oil and natural gas properties	(5,064,022)	(276,079)
Proceeds from sale of assets	-	1,141,142
Net cash from (used in) investing activities	(5,064,022)	865,063

Cash Flows From Financing Activities
Proceeds from notes payable, related party	1,018,000	1,001,750
Proceeds from promissory note	6,000,000	2,000,000
Payments on promissory notes	(2,000,000)	-
Prepayments, working interest owners	-	(311,281)
Net cash from financing activities	5,018,000	2,690,469

Net increase(decrease) in cash	488,983	(1,521,793)

Cash - beginning of period	191,117	1,668,847
Cash - end of period	$680,100	$147,054

Supplemental disclosure of cash flow information:
Cash paid for interest	$385,333	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in property acquisition	$-	$1,243,565
Addition to note payable to reimburse lease payments	$-	$278,054
Capitalized Interest	$-	$2,182,539
Increase in note payable, related party for settlement of accounts payable	$215,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

In addition, the Company has minor interests in the Eastern edge of the Midland Basin in Texas (the “Hazel Project”), and two minor well interests in the Hunton wells located in Oklahoma, and holds unevaluated oil and natural gas leases in Lafourche Parish and Acadia Parish, Louisiana.

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

At September 30, 2025, the Company had not yet achieved profitable operations. The Company had a net loss of $8,925,815 for the nine months ended September 30, 2025. The Company expects to incur further losses in the development of its business. The Company had a working capital deficit as of September 30, 2025, of $60,326,935. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash and cash equivalents – Cash and cash equivalents include certain investments in highly liquid instruments with original maturities of nine months or less.

Accounts receivable – Accounts receivable consisted of amounts due from Joint Interest Billing to working interest owners who were participants, in Company owned Projects. Balances due, if any, represent their pro rata share of charges for development and operating costs allocable to wells after applying any prepayments from those owners.

Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of September 30, 2025 and December 31, 2024, no valuation allowance was considered necessary.

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

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During the nine months ended September 30, 2025, the Company capitalized $-0- of interest on unevaluated properties. Capitalized interest for the year ended December 31, 2024, was $2,182,539.

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

Asset retirement obligations – The fair value of a liability for an asset’s retirement obligation (“ARO”) is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, with the corresponding charge capitalized as part of the carrying amount of the related long-lived asset. The liability is accreted to its then-present value each subsequent period. Abandonment costs incurred are recorded as a reduction of the ARO liability.

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

Series A Preferred Stock – The Company applies the guidance in Accounting Standards Codification (“ASC”) 480 to determine the classification and measurement of preferred stock. Preferred stock that is mandatorily redeemable is classified as a liability and measured in accordance with ASC 480. Preferred stock that is conditionally redeemable, including instruments with redemption features that are either at the option of the holder or contingent upon events outside the Company’s control, is classified as mezzanine equity in accordance with ASC 480-10-S99. All other preferred stocks are classified in stockholders’ equity. Mezzanine equity is initially recorded at its original issuance price. It is subsequently measured at its redemption value when the instrument becomes currently redeemable or when it becomes probable that it will be redeemed. As the Series A Preferred Stock includes a change in control redemption feature that is outside the Company’s control, it is classified as mezzanine equity and is currently recorded at its original issuance price, as the instrument is not currently redeemable and redemption is not considered probable.

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

Authoritative guidance for uncertainty in income taxes requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an examination. Management has reviewed the Company’s tax positions and determined there were no uncertain tax positions requiring recognition in the consolidated financial statements. Company tax returns remain subject to federal and state tax examinations. Generally, the applicable statutes of limitation are ten years from their respective filings.

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the statements of operation. The Company has not recorded any interest or penalties associated with unrecognized tax benefits for the nine months ended September 30, 2025, or for the nine months ended September 30, 2024.

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

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The Company had no dilutive shares for the nine months ended September 30, 2025, or for the nine months ended September 30, 2024.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations. The Company accrued no liability as of September 30, 2025, and December 31, 2024.

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

4.	OIL & NATURAL GAS PROPERTIES

The following table presents the capitalized costs for oil and natural gas properties of the Company:

	September 30, 2025	December 31, 2024

Evaluated costs subject to amortization	$-	$-
Unevaluated costs	5,633,573	569,551
Total capitalized costs	5,633,573	569,551
Less accumulated depreciation, depletion and amortization	-	-
Less accumulated impairment	(5,038,725)	-

Total oil and gas properties	$594,848	$569,551

Unevaluated costs as of September 30, 2025, and December 31, 2024, include cumulative costs of developing projects related to the Louisiana Wildcat projects.

During the nine months ended September 30, 2025, the Company participated in a drilling project conducted by Magnetar Drilling Fund on a Louisiana oil and gas lease owned by Wildcat Panther, LLC, a subsidiary of the Company. Drilling and Development began in July 2025. In November 2025, determination was made that the well would be a dry hole. The accumulated impairment of $5,038,725 represents the cumulative incurred cost related to Wildcat Panther LLC development.

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

The Company had no proved reserve value associated with our properties as of September 30, 2025.

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

As of September 30, 2025, the Company had interests in three oil and natural gas projects: the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, two wells in Central Oklahoma, and the Wildcat properties that hold mineral leases in Louisiana.

Hazel Project in the Midland Basin in West Texas

Effective April 4, 2016, TEI acquired from McCabe Petroleum Corporation (“MPC”) which is owned by the Company’s Chairman and CEO, Gregory McCabe, a 66.66% working interest in approximately 12,000 acres in the Midland Basin. A back-in after payout of a 25% working interest was retained by MPC and another unrelated working interest owner.

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

Hunton Play, Central Oklahoma

As of September 30, 2025, the Company was producing from one well in the Viking Area of Mutual Interest and one well in Prairie Grove.

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

During the nine months ended September 30, 2025, the Company elected to participate in the drilling project conducted by Magnetar Drilling Fund on a Louisiana oil and gas lease owned by Wildcat Panther, LLC, a subsidiary of the Company. Drilling and Development began in July 2025. In November 2025, determination was made that the well would be a dry hole. Impairment of $5,038,725 recorded at September 30, 2025 represents the cumulative incurred cost related to the Wildcat Panther LLC development.

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

During the year ended December 31, 2024, we recorded an account payable to MPC (a related party) of $97,027 to recognize payments made previously by MPC to maintain the Bronco oil and natural gas leases. Since the transfer of the Bronco project has not occurred as of September 30, 2025, these costs remain recorded as Prepayments - development costs.

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

The combined balance on the 2021 Note and the Loan Agreement as of September 30, 2025, was $21.22 million. As of September 30, 2025, the combined total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $6.03 million.

On October 1, 2023, the Company entered into an amendment to the 2021 Note and an amendment to Loan Agreement in order to extend each of the 2021 Note Maturity Date and the Maturity Date respectively from October 3, 2023 to March 31, 2024. An amendment to the 2021 Note entered into on June 30,2025 includes an automatic renewal provision and the maturity date of the 2021 Note is presently extended to March 31, 2026.

December 2022 Note

On December 22, 2022, the Company issued an unsecured promissory note in the principal amount of up to $20 million in favor of Mr. McCabe (the “2022 Note”), which bears interest at 5% per annum, computed on the basis of a 365-day year.

On December 31, 2023, the Company entered into an amendment to the 2022 Note in order to extend the 2022 Note Maturity Date to March 31, 2024. An amendment to the 2022 Note entered into on June 30,2025 includes an automatic renewal provision and the maturity date of the 2022 Note is presently extended to March 31, 2026.

As of September 30, 2025, the Company had $22.76 million in principal amount outstanding under the 2022 Note. As of September 30, 2025, the Company had $2.80 million in accrued but unpaid interest on the 2022 Note.

As of September 30, 2025, the total Related Party balances include the 2021 Note and Loan Agreement and the December 2022 Note, as detailed above, totaling $43.98 million, and additional borrowing and adjustment to the December 2022 Note during the nine months ended September 30, 2025, totaling $1,018,000. Included in this amount, was $215,000 advanced by Mr. McCabe for settlement of an account payable.

A portion of the advances from Mr. McCabe are not interest bearing. Imputed interest of $37,500 has been recorded on the -0-% portion of the note for the nine months ended September 30, 2025.

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

Environmental Matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of September 30, 2025, and December 31, 2024, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

7.	MEZZANINE EQUITY

Series A Preferred Stock

On August 20, 2025, the Company entered into and closed a transaction with Panther Bridge, LLC, a Texas limited liability company (“Panther Bridge”), under which Panther Bridge loaned $6,000,000 to the Company, see note 10. The transaction was effected through a Subscription Agreement that was entered into between the two parties, under which the Company sold to Panther Bridge an 18% Unsecured Promissory Note in the original principal amount of $6,000,000.00 (the “Panther Bridge Note”), along with 3,000,000 shares of Series A Redeemable Preferred Stock, par value of $0.0001 per share (the “Preferred Stock”) for $0. The Series A Preferred Stock was recorded at the fair value at the time of issuance of $0 in the Company’s Consolidated Balance Sheets and statements of changes in stockholders’ equity and mezzanine equity.

Mezzanine Classification

The Series A Preferred Stock is redeemable in the event of certain change of control events involving the Company. S99-3A(2) of the SEC’s Accounting Series Release No. 268 (“ASR 268”) requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268 guidance an issuer should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series A Preferred Stock is not mandatorily redeemable, however, a change in control is not solely in control of the Company, accordingly, the Company determined that mezzanine treatment is appropriate for the Series A and has presented it as such in our Consolidated Balance Sheets and statement of changes in stockholders’ equity and mezzanine equity, as of and for the year ended September 30, 2025.

Liquidation Preference

The Series A Preferred Stock will rank senior to the Company’s common stock, (the “Common Stock”), with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

Dividends

Holders of the Series A Preferred Stock are entitled to a dividend at the rate of 18.0% per annum, compounding quarterly, paid in cash, at the Company’s election. For any quarter in which the Company elects not to pay the dividend in cash, such dividend will become part of the redemption price of each share of Series A Preferred Stock as of the applicable dividend payment date. During the quarter ended September 30, 2025, the Company did not declare or pay dividends.

Voting

The Series A Preferred Stock will not be entitled to vote with the holders of the Common Stock.

Redemption

At any time, the Company may redeem, ratably, in whole, the shares of Series A Preferred Stock of any holder outstanding at such time at a redemption price per share of Series A Preferred Stock equal to the following: sum of (i) $1.00 plus (ii) all unpaid dividends (whether or not declared) on such share accrued from (and including) the immediately preceding dividend payment date to (but not including) the redemption date.

Change in Control Redemption

In the event of any change in control transaction occurring after the original issuance date, each holder of shares of Series A Preferred Stock outstanding immediately prior to the consummation of such change in control transaction shall be entitled to have all, but not less than all, of the shares of Series A Preferred Stock be redeemed at the redemption price upon the consummation of such change in control transaction.

As of September 30, 2025, the Series A Preferred Stock is not probable of becoming redeemable.

8.	STOCKHOLDERS’ EQUITY

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

Nine Months ended September 30, 2025

On March 10, 2025, the Company issued 1,025,000 shares of common stock to directors, and an officer. for services. The share certificates were issued in April 2025.

In September 2025, the Company authorized issuance of 250,000 shares of common stock to a consultant for services. The share certificates were issued in November 2025.

As of September 30, 2025, the Company had 264,387,563 outstanding shares of common stock and no shares of preferred stock outstanding.

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

Option expense for the nine months ended September 30, 2025 and the year ended December 31, 2024, net of forfeitures, was $-0- and $-0-, respectively. No options were granted in 2024 or in the nine months ended September 30, 2025.

A summary of stock options outstanding as of September 30, 2025, all of which expire in 2033, including the relevant exercise price is presented below:

Exercise	Expiration
Price	2033	Total
$1.2056	29,237,632	29,237,632
	29,237,632	29,237,632

9.	INCOME TAXES

The Company recorded no income tax provision at September 30, 2025 and December 31, 2024 because of anticipated losses for the 2025 fiscal year and actual losses incurred in 2024.

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the nine months ended September 30, 2025 because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the year ended December 31, 2024.

The Company had a Gross deferred tax asset related to federal net operating loss carryforwards of $119,564,108 and $113,235,679 at September 30, 2025 and December 31, 2024, respectively. The federal net operating loss carryforward will begin to expire in 2034. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

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

On December 31, 2023, the Company and Mr. McCabe as successor in interest to Meta entered into an amendment to the 2021 Note and an amendment to the Loan Agreement extending the 2021 Note Maturity Date and the Maturity Date. An amendment to the 2021 Note entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of the 2021 Note is presently extended to March 31, 2026.

Loan Agreement

Additionally, we have an aggregate principal balance of $6,589,362 outstanding under the Loan Agreement with Mr. McCabe as successor-in-interest to Meta, which bears interest at a fixed rate of 8% per annum if no event of default exists, and at a fixed rate of 12% per annum if an event of default exists.

On December 31, 2023, the Company and Mr. McCabe entered an amendment to the Loan Agreement extending the maturity date. An amendment to the Loan Agreement entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of the Loan Agreement is presently extended to March 31, 2026

The combined balance on the 2021 Note ($15 million) and the Loan Agreement ($6.2 million) as of September 30, 2025, was $21.22 million. As of September 30, 2025, the total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $6.03 million.

December 2022 Note

In connection with the Merger, on December 22, 2022, the Company entered into an additional Note in the principal amount of up to $20 million in favor of Mr. McCabe. Mr. McCabe is the largest shareholder of the Company’s common stock and the chairman of the board of directors of the Company. As of September 30, 2025, the Company had a balance of $22.76 million and accrued and unpaid interest of $2.80 million due under the 2022 Note. An amendment to the 2022 Note entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of the 2022 Note is presently extended to March 31, 2026.

As of September 30, 2025, Notes Payable – related party includes balances of the 2021 Note and Loan Agreement and the December 2022 Note, as detailed above, totaling $43.98 million, and additional borrowing and adjustment to the December 2022 note during the nine months ended September 30, 2025 totaling $1,018,000. Included in this amount, was $215,000 advanced by Mr. McCabe for settlement of an account payable.

A portion of the advances from Mr. McCabe are not interest bearing. Imputed interest of $37,500 has been recorded on the -0-% portion of the note for the nine months ended September 30, 2025.

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

The Note was paid in full in August 2025.

The Panther Bridge LLC Note August 2025

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

Also, as part of the loan transaction, the Company issued to Panther Bridge 3,000,000 shares of newly designated Series A Redeemable Preferred Stock. The designation, voting and other powers, preferences and relative, participating, optional or other rights of the shares of such series and the qualifications, limitations and restrictions of the Preferred Stock are set forth in a Certificate of Designations filed with the Secretary of State of Nevada. The holders of the Preferred Stock have no voting rights. At the Company’s option, it may redeem the Preferred Stock, in whole or from time to time in part, on any business day after the date of issuance, at a per share redemption price equal to $1.00 plus all accrued and unpaid dividends on such share, if any. The Preferred Stock begins accruing dividends on the first anniversary of the issuance date, August 20, 2026, at the rate of 18% per annum of the per share redemption/liquidation price ($1.00 plus all unpaid dividends on such share). Additionally, there are restrictions on the Company declaring or making any distribution on common stock while there are any accrued and unpaid dividends owed to holders of Preferred Stock. Holders of the Preferred Stock also have certain rights upon liquidation, dissolution or winding up of the Company or upon a change or control of the Company. Specifically, in the event of any liquidation, dissolution or winding up, holders of the Preferred stock will have liquidation preference over holders of common stock.

Also, as part of the loan transaction, the Company granted to Panther Bridge an Assignment of Net Profits Interest and Irrevocable Option to Convert to Working Interest from the ownership in the Panther Prospect of the Company. Under the Assignment, the Company conveyed to Panther Bridge a 1/8th (12.50%) of 8/8ths Net Profits Interest (as defined below) in and to all the Company’s interests in the oil, gas and mineral leases and any future wells drilled thereon as described in “Annex A” to the Assignment (which the Company refers to as the Panther Prospect). The Assignment defines “Net Profits Interest” as the gross proceeds actually received by the Company from the sale of oil, gas, and other hydrocarbons produced and saved from the subject leases, less certain allowable costs, including actual and reasonable costs, expenses, and charges attributable to the subject leases that fall into certain categories (as further set forth in the Assignment). Panther Bridge also has the irrevocable one-time option, at any time, to convert any portion of the Net Profits Interest conveyed under the Assignment from a net profits interest to an undivided working interest of equal percentage to the amount of the Net Profits Interest converted, in the properties described in the Assignment.

11.	ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the long term asset retirement obligations liability through September 30, 2025:

Asset retirement obligations – January 1, 2024	$248,651

Accretion expense	806,381
Estimated liabilities recorded	70,949
Settlement of ARO obligation	(26,670)

Asset retirement obligations –December 31, 2024	$1,099,311

Accretion expense	1,799
Estimated liabilities recorded	-
Settlement of ARO obligation	-

Asset retirement obligations – March 31, 2025	$1,101,110

Accretion expense	1,799
Estimated liabilities recorded	-
Settlement of ARO obligation	-

Asset retirement obligations – June 30, 2025	$1,102,909

Accretion expense	1,800
Estimated liabilities recorded	-
Settlement of ARO obligation	-

Asset retirement obligations – September 30, 2025	$1,104,709

In addition to the long term ARO liability detailed above, a current liability of $161,052 has been recorded for plugging and abandonment costs related to the Panther Project which are due with one year.

12.	SUBSEQUENT EVENTS

In September 2025, the Company authorized issuance of 250,000 shares of common stock to a consultant for services. The share certificates were issued in November 2025.

In November 2025 determination was made that the well for which drilling and development had begun in July 2025 as part of the Magnetar Drilling Fund Project on a Louisiana oil and gas lease owned by Wildcat Panther, LLC, would be a dry hole.

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

Results of Operations

Results for the three and nine month periods ending September 30, 2025 and 2024

Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product Sales BOE	130	125	360	409

Total Revenue	$2,355	$2,055	$7,382	$7,261
Cost of revenue	($60,114)	($31,958)	($83,799)	(144,505)
Gross Profit (Loss)	($57,759)	($29,903)	($76,417)	($137,244)

Gross profit percentage	(2452.61)%	(1455.13)%	(1035.18)%	(1890.15)%

Production Revenues and Cost of Revenue

For the three months ended September 30, 2025, we had production revenue of $2,355 compared to $2,055 of production revenue for the prior year period. The change in revenue was primarily due to revenue from production sold from the Oklahoma wells. Our cost of revenue, consisting of lease operating expenses and production taxes, was $60,114 and $31,958 for the three months ended September 30, 2025, and 2024, respectively.

For the nine months ended September 30, 2025, we had production revenue of $7,382 compared to $27,261 of production revenue for the prior year period. The change in revenue was primarily due to revenue from production sold from the Oklahoma wells. Our cost of revenue, consisting of lease operating expenses and production taxes, was $82,899 and $144,505 for the nine months ended September 30, 2025, and 2024, respectively.

Refer to the table of production and revenue included below for changes in revenue:

		Oil	Gas
		Production	Production	Oil	Gas	Total
Property	Quarter	{BBLS}	{MCF}	Revenue	Revenue	Revenue

Oklahoma	Q1 - 2024	28	809	2,002	1,565	3,567
Hazel (TX)	Q1 - 2024	0	0	-	-	-
Total Q1-2024		28	809	$2,002	$1,565	$3,567

Oklahoma	Q2 - 2024	14	639	945	694	1,639
Hazel (TX)	Q2 - 2024	0	0	-	-	-
Total Q2-2024		14	639	$945	$694	$1,639

Oklahoma	Q3 - 2024	14	668	1,076	979	2,055
Hazel (TX)	Q3 - 2024	0	0	-	-	-
Total Q3-2024		14	668	$1,076	$979	$2,055

Oklahoma	Q4 - 2024	44	1384	3,111	2,213	5,324
Hazel (TX)	Q4 - 2024	0	0	-	-	-
Total Q4-2024		44	1384	3,111	2,213	5,324

Total 2024		100	3,500	$7,134	$5,451	$12,585

Average Commodity Price				$71.34	$1.56

Oklahoma	Q1 - 2025	30	604	1,986	1,078	3,064
Hazel (TX)	Q1 - 2025	0	0	0	0	0
Total Q1-2025		30	604	1,986	1,078	3,064

Oklahoma	Q2 - 2025	14	510	816	1147	1963
Hazel (TX)	Q2 - 2025	0	0	0	0	0
Total Q2-2025		14	510	816	1147	1963

Oklahoma	Q3 - 2025	14	698	937	1418	2355
Hazel (TX)	Q3 - 2025	0	0	0	0	0
Total Q3-2025		14	698	937	1418	2355

Total 2025 to Date		58	1,812	3,739	3,643	7,382

Average Commodity Price				$64.47	$2.01

Expenses for the nine months ended September 30, 2025 and 2024

We did not record any depreciation, depletion and amortization expense for either of the nine months ended September 30, 2025 or 2024.

General and Administrative Expenses

	Three Months		Nine Months
	Ended September 30,		Ended September 30
	2025	2024	2025	2024
General & Administrative	$1,472,393	$453,158	$3,810,673	$1,660,713
Total general and administrative expenses	$1,472,393	$453,158	$3,810,673	$1,660,713

General and Administrative Expenses

Our general and administrative expense for the three-month period ended September 30, 2025, was $1,472,393 compared with $453,158 for the same period from the prior year.

Our general and administrative expense for the nine-month period ended September 30, 2025, was $3,810,673 compared with $1,660,713 for the same period from the prior year.

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

On October 1, 2023, we entered into an amendment to the 2021 Note and an amendment to the Loan Agreement with Mr. McCabe as successor in interest to Meta extending the 2021 Note Maturity Date. Amendments to the 2021 Note and Loan Agreement entered into on June 30, 2025 include an automatic renewal provisions, and the maturity dates of both are presently extended to March 31, 2026.

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

The combined balance on the 2021 Note and the Loan Agreement as of September 30, 2025, was $21.22 million. As of September 30, 2025, the combined total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $6.03 million.

December 2022 Note

On December 22, 2022 we issued an unsecured promissory note in the principal amount of up to $20 million in favor of Mr. McCabe (the “2022 Note”), which bears interest at 5% per annum, computed on the basis of a 365-day year. As of September 30, 2025, the Company had a balance of $22.76 million and accrued and unpaid interest of $2.80 million due under the 2022 Note. An amendment to the 2022 Note entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of the 2022 Note is presently extended to March 31, 2026

As of September 30, 2025, Notes Payable – related party includes balances of the 2021 Note and Loan Agreement and the December 2022 Note, as detailed above, totaling $43.98 million, and additional borrowing and adjustment to the December 2022 note during the nine months ended September 30, 2025 totaling $1,018,000.

A portion of the advances from Mr. McCabe are not interest bearing. Imputed interest of $37,500 has been recorded on the -0-% portion of the note for the nine months ended September 30, 2025.

August 2025 Note

On August 20, 2025, the Company entered into and closed a transaction with Panther Bridge, LLC, a Texas limited liability company (“Panther Bridge”), under which Panther Bridge loaned $6,000,000 to the Company.

CAPCO Note February 2024

On February 29, 2024, CAPCO Holding, Inc., a Texas corporation (“Capco”), loaned us $2,000,000 under a 12% Secured Promissory Note (the “Capco Note”), which provides, among other things, that the loan will be due in one year, with us having the option to extend the loan by one additional year. The loan will bear interest at the rate of 12% per annum and will be payable in one balloon payment of principal and interest on the maturity date. If we elect to extend the loan for one year, we must pay all accrued interest for that first year, and thereafter, the loan will bear interest at a rate that is mutually agreeable to us and Capco, which rate will not exceed 18% per annum, and will be payable in one balloon payment of principal and interest on the extended maturity date. As part of the transaction, Gregory McCabe, our Chairman and Chief Executive Officer, entered into a Stock Pledge and Security Agreement with Capco under which he pledged 250,000 of his shares of common stock of the Company to secure our obligations under the Capco Note. Further, Mr. McCabe entered into a Subordination Agreement (the “Subordination Agreement”) with Capco and us under which Mr. McCabe agreed to subordinate all of the Company’s indebtedness and obligations owed to Mr. McCabe to the Capco Note, under the terms and conditions of the Subordination Agreement. The Note was paid in full in August 2025.

As of September 30, 2025, we had $680,100 of liquidity, comprised of cash and cash equivalents on hand. Our short and long-term capital requirements consist primarily of funding our development and drilling activities, payment of contractual obligations and debt service.

At September 30, 2025, we had working capital deficit of $60,326,935 and total assets of $2,123,503. Stockholders’ deficit was $60,731,617. The negative working capital is principally due to notes payable which were payable within one year.

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

We do not expect to pay cash dividends on our common stock in the foreseeable future.

The following table summarizes sources and uses of cash and cash equivalents:

	Nine Months Ended September 30,
	2025	2024

Net (loss)	(8,925,815)	(1,417,903)

Net cash from (used in) operating activities	535,005	(5,077,325)

Net cash from (used in) investing activities	(5,064,022)	865,063

Net cash from financing activities	5,018,000	2,690,469

Net increase (decrease) in cash	$488,983	(1,521,793)

Cash—beginning of period	$191,117	$1,668,847
Cash—end of period	$680,100	$147,054

Cash Flow Used in Operating Activities

Cash flow from (used in) provided by operating activities for the nine months ended September 30, 2025 was $535,005 compared to (5,077,325) for the nine months ended September 30, 2024. Cash flows used in operating activities for the nine months ended September 30, 2025 can be primarily attributed to the net loss from operations and changes in accrued liabilities. Cash flows (used in) provided by operating activities for the nine months ended September 30, 2025, can be primarily attributed to the net loss from operations, Impairment expense, and a decrease in accounts payable. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash Flow Used in Investing Activities

Cash flow from (used in) investing activities for the nine months ended September 30, 2025 was $(5,064,022) compared to $865,063 for the nine months ended September 30, 2024. Cash flow used in investing activities principally consists of investment in oil and natural gas properties in Texas.

Cash Flows from Financing Activities

Cash flows from financing activities for the nine months ended September 30, 2025 was $5,018,000 compared to $2,690,469 for the nine months ended June 30, 2024. Cash flows from financing activities consists of proceeds from additional borrowings from a related party and new borrowing from an unrelated party. For the nine months ended September 30, 2025, we incurred aggregate interest on the 2022 Note, the 2021 Note and under the Loan Agreement of $2,283,328.

Capital Expenditures

Our capital expenditures are summarized in the following table:

	Nine Months Ended September 30,
	2025	2024
Acquisitions:
Proved property	$-	$-
Unproved property working interest	-	1,243,565
Exploration and development:
Developmental leasehold costs	-	-
Exploratory drilling and completion costs	-	-
Development drilling and completion costs	5,064,022	276,079
Other development costs	-
Capitalized interest	-	2,182,539
Asset retirement obligations	161,052	-
Total exploration and development	5,225,074	3,426,104

Other property	-	-
Total capital expenditures	$5,225,074	$3,426,104
Change in accrued capital expenditures and other	(2,182,736)	3,565,287
Proceeds from sale of property	-	(1,141,142)
Capitalized interest	-	(2,182,539)
Common stock issued in mineral lease acquisition	-	(1,243,565)
Asset retirement obligations	161,052	-
Total cash capital expenditures	$2,881,286	$2,424,145

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective is based on the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2024, and the fact that this Form 10-Q was not timely filed.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In September 2025, the Company authorized issuance of 250,000 shares of common stock to a consultant for services. The share certificates were issued in November 2025.

The offer and sale of the shares of common stock pursuant to the transaction described above was not registered under the Securities Act of 1933, as amended (the “Securities Act”). The shares were issued in reliance on the exemptions from the registration requirements of the Securities Act contained in Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder. The subject issuances of securities did not involve a “public offering” based upon the following factors: (i) the issuance of the securities was an isolated private transaction; (ii) a limited number of securities were issued to single purchaser; (iii) there were no public solicitations; (iv) the investment intent of the purchaser; and (v) the restriction on transferability of the securities issued.

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

NEXT BRIDGE HYDROCARBONS, INC.

Date: January 12, 2026	/s/ Gregory McCabe
Gregory McCabe, Chief Executive Officer and President
(Principal Executive Officer)

Date: January 12, 2026	/s/ Roger Wurtele
Roger Wurtele, Chief Financial Officer
(Principal Financial and Accounting Officer)