Form 10-K
period 2025-12-31
Next Bridge Hydrocarbons, Inc.
filed 2026-04-09
CIK 1936756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-56648

NEXT BRIDGE HYDROCARBONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-2538731
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Class	Outstanding at April 9, 2026
Common stock, par value $0.0001 per share	264,637,563

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

Part I

Items 1.	Business

Overview

We were incorporated in Nevada on August 31, 2021, as OilCo Holdings, Inc. and changed our name to Next Bridge Hydrocarbons, Inc. pursuant to our Amended and Restated Articles of Incorporation filed on June 30, 2022.

We are an energy company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties in the United States. Our primary focus has been the development of interests in an oil and natural gas in West Texas. We have minor interests in the Eastern edge of the Midland Basin in Sterling, Tom Green and Irion Counties, Texas (the “Hazel Project”), and two minor well interests located in Oklahoma (the “Oklahoma Properties”).

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

Our Competitive Strengths

As of December 31, 2025, we have no employees. We employ contractors and consultants for various roles as needed. Our internal operations team serves as the foundation of our values-driven culture and commitment to developing a skilled, agile, diverse and engaged workforce. Advancing a safe, ethical, inclusive and diverse culture creates an environment that attracts and retains the high-performing workforce needed to successfully execute our strategy. We plan to continue to build on the expertise and experiences of our management and operations teams and seek guidance from outside advisors as well as our Board.

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

Investment Evaluation and Review. We believe this process is the key ingredient to our success. Recognition of quality investment opportunities is the fuel that drives our engine. Broadly, this process includes the following activities: prospect acquisition, regional and local geological and geophysical evaluations, data processing, economic analysis, lease acquisition and negotiations, permitting, and field supervision. We expect these evaluation processes to be managed by our management team. Experts or specific technical support will be outsourced as needed.

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

Current Projects

As of December 31, 2025, we had interests in three oil and natural gas projects: the Hazel Project, the Oklahoma Properties, and mineral lease interests in Louisiana.

Hazel Project in the Midland Basin in West Texas

Effective April 4, 2016, TEI acquired from McCabe Petroleum Corporation (MPC) a 66.66% working interest in approximately 12,000 acres in the Midland Basin. A back-in after payout of a 25% working interest was retained by MPC and another unrelated working interest owner.

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

The Company drilled seven test wells on the Hazel Project to capture and document the scientific base in support of demonstrating the production potential of the property. No wells were drilled on the Hazel Project during the years ended December 31, 2025 and 2024.

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

Concurrent with the closing of the above transactions with Wildcat, we entered into and closed a Participation Agreement with Magnetar Exploration L.P. (“Magnetar”) under which we sold to Magnetar a 100% working interest, entitled to not less than a 75% net revenue interest, in and to the Valentine Leases, along with a 100% right, title and interest in all contracts affecting the Valentine Leases, all under the terms and conditions of such Participation Agreement, including the following consideration: (a) Magnetar paid $964,448 from which we are required to pay bonuses of $240,000 to ORX Exploration and $60,000 to Zebrowski Consulting, resulting in net proceeds to us of $664,448; (b) Magnetar agreed to pay all delay rentals pertaining to the Valentine Leases which accrue during calendar year 2024 and during the months of January through August of 2025, provided, however, that if the initial test well is commenced at any time prior to the end of August, 2025, Magnetar’s obligation to bear delay rental expenses thereafter will be deemed terminated, and the obligation for the payment of subsequent delay rentals shall be governed by the subject operating agreement; (c) in the event Magnetar has not commenced actual drilling operations on lands covered by the Valentine Leases on or prior August 31, 2025, then Magnetar shall have the option to continue paying rentals or extending the leases within the Area of Mutual Interest (the “AMI”) until December 31, 2026; (d) we will have the option to participate for up to a 1/3 working interest in the initial test well to be undertaken by Magnetar on lands covered by the Valentine Leases, with this right to extend to subsequent wells to be undertaken by Magnetar, subject to the further provisions regarding operations; and (e) at least three working days prior to its spudding the initial test well, Magnetar will pay to us a spud fee of $600,000 of which $240,000 of the cost thereof will be shared with ORX Exploration .

During the fourth quarter of 2025 Magnetar began development on the initial test well on the Valentine mineral acreage including a $600,000 spud fee to the Company. The Company declined to exercise its option to participate in the drilling project. Magnetar has granted the Company a nominal net 0.8% working interest in the initial test well being developed.

The net amount of the spud fee ($360,000 after payment to project consultants) has been recorded as other income in the accompanying financial statements since the Company has no continuing interest or capitalized costs in the Valentine mineral leases.

Also concurrent with the closing of the above transactions with Wildcat, we entered into and closed a Participation Agreement with Magnetar under which we sold to Magnetar a 100% working interest, entitled to not less than a 75% net revenue interest, in and to the Panther Leases covering approximately 618 gross acres of land situated within the AMI provided therein, along with a 100% right, title and interest in all contracts affecting the Panther Leases, for the following consideration: (a) Magnetar paid $428,918.05 to us and $70,081.95 to MPC for delay rentals paid by it; (b) Magnetar agrees to reimburse McCabe for its payment of delay rentals to sustain certain of the Panther Leases coming due in March and April 2024 in the amount of $70,081.98; (c) Magnetar agrees to pay all delay rentals pertaining to the Panther Leases which accrue during calendar year 2024, shown to be $23,888.90; (d) in the event Magnetar is unable to commence actual drilling operations on lands covered by the Subject Panther Leases on or prior February 1, 2025, then Magnetar shall have the option to extend or take new leases on any of the Panther Leases that would expire during the following 12 calendar months; (e) we will have the option to participate up to a 1/3 working interest in the initial test well to be undertaken by Magnetar on lands covered by the Panther Leases, with this right to extend to subsequent wells to be undertaken by Magnetar, subject to the further provisions regarding operations; (f) prior to its spudding the initial test well, Magnetar will pay to us a spud fee equal to $100,000.

During the year ended December 31, 2025, the Company participated in a drilling project conducted by Magnetar Drilling Fund on a Louisiana oil and gas lease owned by Wildcat Panther, LLC, a subsidiary of the Company. Drilling and Development began in July 2025. In November 2025, determination was made that the well would be a dry hole. Development costs incurred have been fully impaired as of December 31, 2025, since all Panther mineral leases have been reviewed concluding that the Panther leases have no future development potential.

The Company has reviewed the remaining Louisiana mineral leases held by Wildcat Cowboy LLC and by Wildcat Packer LLC for impairment on December 31, 2025 and determined that these leases have no potential value for future development. The Cowboy and Packer historical development costs recorded through December 31, 2025, have been fully impaired in the accompanying financial statements.

Oil and Natural Gas Reserves

Other than the Producing Hazel Wells (defined below), the only producing properties owned by us were the Oklahoma Properties, which were marginally producing and were uneconomic for reserve calculation purposes. At the end of 2025, reserves did not include any value for proved undeveloped properties.

We currently have two producing wells located on the Hazel Project, the Flying B Ranch #3H well and the Flying B Ranch #4H well (the “Producing Hazel Wells”). Production is from the Wolfcamp formation. At December 31, 2025, there were no proved reserves or proved developed nonproducing reserves related to these properties after giving effect to the obligation to reimburse drilling costs incurred by MHP.

As of December 31, 2025, our proved developed nonproducing reserves related to the Producing Hazel Wells totaled -0- BOE, after giving effect to the obligation to reimburse drilling costs incurred by MHP. As of December 31, 2025, the outstanding cost reimbursement balance owed to MHP was $2,604,333.

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

During the year ended December 31, 2025, we produced and sold 86 barrels of oil net to our interest at an average sale price of $63.70 per Bbl. We produced and sold 2,441 Mcf of gas net to our interest at an average sales price of $1.99 per Mcf. Our average production cost including lease operating expenses and direct production taxes was $20.12 per BOE. Our depreciation, depletion, and amortization expense was $-0- per BOE.

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

	December 31, 2024			December 31, 2024
	Reserves			Future Net Revenue (M$)
					Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%
Net Proved Producing	0	0	0	$-	$-
Net Proved Undeveloped	0	0	0	$-	$-
Net Total Proved	0	0	0	$-	$-
Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties	0	0	0	$-	$-

Probable Undeveloped	0	0	0	$-	$-

During the year ended December 31, 2025, 7,846 barrels of oil net to our interest were sold at an average sale price of approximately $63.70 per Bbl, although we received none of this revenue because all of it, after deducting expenses to produce the oil, was either received by MHP directly during the time that the Option Agreement was in effect or credited towards the recoupment of drilling costs incurred by MHP. We produced and sold -0- Mcf of natural gas net to our interest.

	December 31, 2025			December 31, 2025
	Reserves			Future Net Revenue (M$)
					Present Value Discounted
Category	Oil (Bbls)	Gas (Mcf)	Total (BOE)	Total	at 10%
Net Proved Producing	0	0	0	$-	$-
Net Proved Undeveloped	0	0	0	$-	$-
Net Total Proved	0	0	0	$-	$-
Standardized Measure of Future Net Cash Flows Related to Proved Oil and Gas Properties	0	0	0	$-	$-

Probable Undeveloped	0	0	0	$-	$-

The net producing reserves from 2024 and 2025 were -0- BOE related to the Producing Hazel Wells due to the obligation to pass revenue through to MHP under the terms of the Option Agreement effective during both periods. Since we have no reserve value as of December 31, 2024 and December 31, 2025, Standardized Measure is not presented.

Due to the inherent uncertainties and the limited nature of reservoir data, both proved and probable reserves are subject to change as additional information becomes available. The estimates of reserves, future cash flows, and present value are based on various assumptions, including those prescribed by the SEC, and are inherently imprecise.

Investments to support our oil and natural gas properties during the years ended December 31, 2025 and 2024 were $4.8 million and $1.7 million, respectively.

	December 31
	2025	2024
Property acquisition costs	$-	$1,244,408
Development costs	$4,803,655	$448,477

Totals	$4,803,655	$1,692,885

Property acquisition costs for 2024 include the acquisition cost of the Louisiana Projects including the value of the issuance of 2,500,000 shares of common stock of $1,243,565 plus the $278,054 addition to the Company’s Note Payable to our CEO Gregory McCabe to reimburse cash payments for Louisiana mineral lease costs, and reduced by $1,141,142 of proceeds from the sale of a portion of the mineral interests.

On December 30, 2024, the Company acquired partnership interests from the Johnson Prospect participants in exchange for 8,432,047 shares of common stock valued at $843 upon the participants exercising an election granted in the Participants Agreements

Property development costs presented above exclude interest capitalized into the full cost pool. For the years ended December 31, 2025 and 2024, we capitalized $-0- and $2,182,539 of interest on unevaluated properties, respectively.

Development costs in 2025 include work solely on the Louisiana Projects. Of the total, $4,777,673 was incurred in drilling a well on the Panther acreage. During the fourth quarter of 2025 the well was determined to be a dry hole resulting in a year end 2025 Impairment Adjustment of $4,777,673.

Development costs for Wildcat Cowboy and Wildcat Packer total $25,982 for 2025. Cumulative development costs through December 31, 2025 for Cowboy and Packer have been fully impaired on December 31, 2025.

No development costs were incurred in 2025 or 2024 for the Oklahoma Properties.

During the fiscal years ended December 31, 2025, and 2024, development and exploratory net wells were drilled as set forth in the table below.

Drilling Activity Summary

	December 31	December 31
	2025	2024
Hazel Project (Texas)
Dry	0	0
Productive	0	0

Louisiana Panther Project
Dry	1	0
Productive	0	0

			Company Interest		Company Interest
	Total Acres		Developed Acres		Undeveloped Acres
Leasehold Interests/Options - 12/31/2025	Gross	Net	Gross	Net	Gross	Net
Texas -
Hazel project	806	645	806	645	-	-

Oklahoma -
Viking	640	192	640	192	-	-

Louisiana -
Wildcat projects	1,392	1,392	-	-	1,392	1,392

Total	2,838	2,229	1,446	837	1,392	1,392

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

Human Capital

The health and safety of our employees and contractors and those that work with us is a priority. Employees and contractors are expected to take all necessary and reasonable actions to ensure safe operations by following safe work practices, complying with relevant policies and regulations, and completing all applicable training. To support our dedication to health, safety and the environment, we have a health and safety policy that applies to all employees and contractors. In addition to adoption of our employment policies, the Company fosters a strong safety culture through training.

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

The Company has a history of net losses from operations and negative cash flow from operating activities. We will need to raise additional working capital to continue our normal and planned operations. We will also need to generate and sustain significant revenue levels in future periods in order to become profitable, and, even if we do, we may not be able to maintain or increase our level of profitability. During the year ended December 31, 2025, we incurred a net loss of $10,561,149 and used cash in the amount of $1,896,509 for operating activities for the year ended December 31, 2025. At December 31, 2025 we had an accumulated deficit of $170,109,011 and had a working capital deficit of $61,853,377, compared with a working capital deficit of $51,418,849 as of December 31, 2024. These factors raise doubt regarding our ability to continue as a going concern. Because we have incurred significant net losses, our auditors have issued a “going concern” audit qualification. A “going concern” qualification indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

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

Our future financial condition, results of operations and the carrying value of any oil and natural gas interests we acquire will depend primarily upon the prices paid for oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Cash flows from operations are highly dependent on the prices that we receive for oil and natural gas. This price volatility could affect the amount of our cash flows available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

●	the level of consumer demand for oil and natural gas;

●	the domestic and foreign supply of oil and natural gas;

●	the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to agree to and maintain oil price and production controls;

●	the price of foreign oil and natural gas;

●	domestic governmental regulations and taxes;

●	the price and availability of alternative fuel sources;

●	weather conditions;

●	market uncertainty due to political conditions in oil and natural gas producing regions, including the Middle East, which is especially exacerbated by the U.S.-Iran conflict that escalated significantly on February 28, 2026; and

●	worldwide economic conditions.

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

Our business and financial results are can be affected by global geopolitical events that we do not control. The recent escalation of military conflict involving the United States, Israel, and Iran has led to significant volatility in the market prices for crude oil and natural gas. While we operate primarily in the United States, our realized prices are tied to certain global benchmarks. Any prolonged disruption to global shipping routes, particularly the Strait of Hormuz, could result in material impacts to global supply and demand balances, potentially leading to sudden price drops if global economic activity slows, or extreme price spikes that could increase our operating and service costs.

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

Although we have individuals that serve the roles of Chief Executive Officer and Chief Financial Officer, we technically have no employees. We engage contractors and consultants for various roles as needed including management and high quality exploration and technical partners. The loss of these individuals would have an adverse effect on our business, as we have very limited personnel. We leverage the services of other independent consultants and contractors to perform various professional services, including engineering, oil and natural gas well planning and supervision, and land, legal, environmental and tax services. We also pursue alliances with partners in the areas of geological and geophysical services and prospect generation, evaluation and prospect leasing. Our dependence on third-party consultants and service providers create a number of risks, including but not limited to:

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

Our business and operations may be adversely affected by disease outbreaks such as the COVID-19 pandemic.

Contagious disease outbreaks such as the COVID-19 pandemic in the human population could have adverse effects on our business and operations. The magnitude and duration of any impact will depend on severity and duration of any disease outbreak, all of which are beyond our control.

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

The 2021 Note with Mr. McCabe contains restrictive covenants that limit our operations.

In 2021, we borrowed $15 million, which we subsequently increased to $20 million, pursuant to the terms of the 2021 Note (defined below). As a result of the Loan Purchase (defined below) on August 7, 2023, Mr. McCabe succeeded the prior lender and secured party under the 2021 Note. The Company’s obligations and responsibilities under the 2021 Note remain unchanged. The 2021 Note includes a restrictive covenant that, subject to certain exceptions and qualifications, restricts our ability to merge or consolidate with another person or entity, or sell or transfer all or substantially all of our assets, unless we are the surviving entity or the successor entity assumes all of obligations under the 2021 Note. This restriction may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry or take future actions. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional information.

Our ability to meet these restrictive covenants or to avoid defaults can be impacted by events beyond our control. The 2021 Note provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, the lender could elect to declare all amounts outstanding under the 2021 Note to be immediately due and payable. If the outstanding debt under the 2021 Note was to be accelerated, we may not have sufficient cash on hand to repay it, which would have an immediate adverse effect on our business and operating results. This could potentially cause us to cease operations and result in a complete loss of your investment in our common stock.

The 2022 Note with Mr. McCabe contains restrictive covenants that limit our operations.

On December 22, 2022, we borrowed $2 million pursuant to the terms of the 2022 Note (defined below), which has a maximum principal amount available for borrowing of $25 million, increased from the initial $20 million available for borrowing. As of December 31, 2025, the Company had drawn $24.63 million on the 2022 Note.

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

Our Loan Agreement with Mr. McCabe contains restrictive covenants that limit our operations.

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

Our ability to meet these restrictive covenants can be impacted by events beyond our control. The Loan Agreement provides that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence and during the continuance of an event of default, the lender could elect to (i) declare all outstanding principal and accrued and unpaid interest under the Loan Agreement immediately due and payable, (ii) terminate any remaining commitment to make loans under the Loan Agreement, and/or (iii) exercise certain other rights and remedies anticipated under the Loan Agreement. The events of default under the Loan Agreement include, among other things (subject to grace periods in certain instances), payment defaults, breaches of covenants or representations and warranties, a change in control or certain material adverse effects as defined in the Loan Agreement, material judgments and attachments, cross defaults with certain of our other material indebtedness, and bankruptcy and insolvency events with respect to us and our subsidiaries. If the outstanding debt under the Loan Agreement was to be accelerated, we may not have sufficient cash on hand to repay it, which would have an immediate adverse effect on our business and operating results. This could potentially cause us to cease operations and result in a complete loss of your investment in our common stock.

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

There is presently no public market for our shares of common stock and our shares are not DTC eligible for electronic trading to third parties. There is no expectation that a trading market will develop or be sustained. Accordingly, stockholders may have to hold the shares of common stock indefinitely.

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

Not applicable.

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

Item 2.	Properties

The information under Item 1, “Business” is incorporated by reference herein.

Item 3.	Legal Proceedings

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

On December 9, 2024, a pro se plaintiff brought claims against the Company in the United States District Court, Western District, Midland Division under a lawsuit captioned Matthew J. Pease v. Securities & Exchange Commission, Financial Industry Regulatory Authority, Depository Trust & Clearing Corporation, OTC Markets Group, Inc., John Brda, Gregory McCabe, Next Bridge Hydrocarbons, Inc., which claims include: (i) violations of Sarbanes-Oxley Act; (ii) violation of Regulation FD; (iii) negligent and intentional infliction of emotional distress; (iv) conspiracy to commit fraud; and (iv) antitrust violations under the Sherman Act. The Company filed a motion to dismiss, which was granted on February 25, 2026, and all claims against the Company were dismissed with prejudice. Since dismissal, the plaintiff has filed a notice of appeal which is still pending.

On December 6, 2024, a pro se plaintiff brought claims against the Company in the United States District Court, Western District, Midland Division under a lawsuit captioned Danielle Spears v. Next Bridge Hydrocarbons, Inc., Gregory McCabe, John Brda, Roger N. Wurtele, Kenneth Rice, Joseph DeWoody, Clifton Dubose and Jane Doe 1/20, John Doe 1-20, which claims include allegations of numerous violations of federal securities law, including: (i) violations of the Securities Exchange Act of 1934; (ii) negligence; (iii) failure to resolve the FINRA U3 halt, with reference to Section 10(b); (iv) unjust enrichment; (v) conspiracy to commit fraud; and (vi) emotional distress (negligent or intentional infliction). The Company filed a motion to dismiss, which was granted on February 24, 2026, and all claims against the Company were dismissed with prejudice. Since dismissal, the plaintiff has filed a notice of appeal, which is still pending.

On December 6, 2024, a pro se plaintiff brought claims against the Company in the United States District Court, Western District, Midland Division under a lawsuit captioned Contique Willcot v. Securities & Exchange Commission, GTS Securities, LLC, Ari Rubinstein, Next Bridge Hydrocarbons, Inc., John Brda, Gregory McCabe, Financial Industry Regulatory Authority, which claims include allegations of numerous violations of federal securities law, including: (i) violations of the Securities Exchange Act of 1934; (ii) violation of the Sherman Antitrust Act and the Clayton Act; (iii) negligence; and (iv) unjust enrichment. The Company filed a Motion to Dismiss, which was granted on March 16, 2026, and all claims against the Company were dismissed with prejudice. Since dismissal, the plaintiff has filed a notice of appeal, which is still pending.

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

As of April 7, 2026, we have approximately 6,800 holders of record of shares of our common stock. In computing the number of holders of record, each broker-dealer and clearing corporation holding shares on behalf of its customers, the holder of the common stock, is counted as a single shareholder. A significant number of shares of our common stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the exact number of beneficial owners of our common stock.

As of April 7, 2026, we had a total of 264,637,564 shares of common stock issued and outstanding. This amount does not include outstanding uncovered short positions held by foreign and domestic institutions. We are presently in communication with FINRA and the SEC to bring light to the scope of the aggregate uncovered short position in our common stock. FINRA has previously reported that it estimated that there was an aggregate short interest position in the Series A Preferred Shares of Meta Materials, Inc. (which converted into our common stock and previously traded under the symbol “MMTLP” in the over-the-counter equity market) in accounts held at U.S. member broker-dealers as of December 12, 2022 of approximately 2.65 million shares. This figure, however, does not include domestic or foreign non-member entities that could act as custodians or agents holding securities for others, including foreign-registered broker-dealers. We intend to continue to investigate this issue and hope to uncover more details in the future. But our ability to do this may be hindered without the full support of the applicable regulatory bodies and broker-dealers that oversee these matters.

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

Sale of Unregistered Securities

Not applicable.

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

 Recent Developments

Effective as of October 6, 2023, the Company and certain investor participants (each a “Participant” and collectively the “Participants”) entered into twenty-five separate Participation Agreements (the “Participation Agreements”).The Participation Agreements and the Operating Agreement required, among other things, that Hudspeth and the Company drill and complete at least five (5) vertical wells by December 31, 2023, which was completed.

Within a specified period following drilling of the initial five (5) wells, pursuant to the Participation Agreement, each Participant had the right to elect to transfer and assign all its interests to the Company in exchange for the issuance of shares of common stock. All 25 participants elected to exercise that right effective December 30, 2024, resulting in the approval of the issuance of 8,432,047 shares of common stock. The stock certificates were issued in April 2025.

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

Results of Operations.

Historical Results for the Years Ended December 31, 2025 and 2024

Historical Results for the Years Ended December 31, 2025

For the year ended December 31, 2025, we had a net loss of $10,561,149. At December 31, 2025, we had current assets of $337,017 and total assets of $916,299. As of December 31, 2025, we had current liabilities of $62,190,394. Stockholders’ Deficit was $62,354,451 at December 31, 2025.

Historical Results for the Years Ended December 31, 2024

For the year ended December 31, 2024, we had a net loss of $59,614,467. At December 31, 2024, we had current assets of $371,373 and total assets of $1,431,991. As of December 31, 2024, we had current liabilities of $52,176,110. Stockholders’ Deficit was $51,843,430 at December 31, 2024.

Revenue and Gross Profit

	Year Ended December 31,
	2025	2024
Product Sales BOE	493	683

Total Revenue	$10,343	$12,585
Cost of revenue	($217,664)	($186,006)
Gross Profit (Loss)	($207,321)	($173,421)

Gross profit percentage	(2004.46)%	(1378.00)%

Production Revenues and Cost of Revenue

For the year ended December 31, 2025, we had production revenue of $10,343 compared to $12,585 in 2024. The change in revenue was primarily due to the decrease in oil and natural gas production from 683 BOE for the 2024 period to 493 BOE for the 2025 from the Oklahoma Properties, a decrease in the average price of oil from $71.34 in 2024 to $63.70 in 2025 and an increase in the average price of natural gas from $1.56 in 2024 to $1.99 in 2025. Our cost of revenue, consisting of lease operating expenses and production taxes, was $186,006 for the year ended December 31, 2024, compared with $217,664 for the year ended December 31, 2025. For each of the years ended December 31, 2024 and 2025, production and revenue are detailed as follows:

		Oil	Gas
		Production	Production	Oil	Gas	Total
Property	Quarter	{BBLS}	{MCF}	Revenue	Revenue	Revenue
Oklahoma	Q1 - 2024	28	809	2,002	1,565	3,567
Hazel (TX)	Q1 - 2024	0	0	-	-	-

Total Q1-2024		28	809	$2,002	$1,565	$3,567

Oklahoma	Q2 - 2024	14	639	945	694	1,639
Hazel (TX)	Q2 - 2024	0	0	-	-	-

Total Q2-2024		14	639	$945	$694	$1,639

Oklahoma	Q3 - 2024	14	668	1,076	979	2,055
Hazel (TX)	Q3 - 2024	0	0	-	-	-

Total Q3-2024		14	668	$1,076	$979	$2,055

Oklahoma	Q4 - 2024	44	1384	3,111	2,213	5,324
Hazel (TX)	Q4 - 2024	0	0	-	-	-

Total Q4-2024		44	1384	3,111	2,213	5,324

Total 2024		100	3,500	$7,134	$5,451	$12,585

Average Commodity Price				$71.34	$1.56

Oklahoma	Q1 - 2025	30	604	1,986	1,078	3,064
Hazel (TX)	Q1 - 2025	0	0	0	0	0

Total Q1-2025		30	604	1,986	1,078	3,064

Oklahoma	Q2 - 2025	14	510	816	1147	1963
Hazel (TX)	Q2 - 2025	0	0	0	0	0

Total Q2-2025		14	510	816	1147	1963

Oklahoma	Q3 - 2025	14	698	937	1418	2355
Hazel (TX)	Q3 - 2025	0	0	0	0	0

Total Q3-2025		14	698	937	1418	2355

Oklahoma	Q4- 2025	28	629	1739	1222	2961
Hazel (TX)	Q4 - 2025	0	0	0	0	0

Total Q4-2025		28	629	1739	1222	2961

Total 2025		86	2,441	5,478	4,865	10,343

Average Commodity Price				$63.70	$1.99

Expenses for the Years Ended December 31, 2025 and 2024

We recorded depreciation, depletion and amortization expense of $-0- for the year ended December 31, 2025, compared to $-0- for the year ended December 31, 2024.

General and Administrative Expenses

	Year Ended December 31,
	2025	2024
General & Administrative Expenses	$5,340,621	$4,137,001

Total	$5,340,621	$4,137,001

General and Administrative Expenses

Our general and administrative expense for the year ended December 31, 2025 was $ compared to $4,137,001 for the year ended December 31, 2024. Our general and administrative expenses consisted of consulting and compensation expense, accounting and administrative costs, professional consulting fees, and other general corporate expenses.

Cash Flows, Liquidity and Capital Resources.

Cash Flows

The following table summarizes sources and uses of cash and cash equivalents:

	Year Ended	Year Ended
	December 31, 2025	December 30, 2024
Cash Flows provided by (used in) Operating Activities
Net loss	$(10,561,149)	$(59,614,467)
Adjustments to reconcile net loss to net cash from operations:
Accretion expense	7,197	806,381
Expense related to stock based compensation	128	54,381
Debt issuance cost	4,843	-
Impairment expense	5,373,207	56,186,313
Imputed interest on note payable	50,000	37,500
Change in:
Accounts receivable	84,549	123,882
Other asset - related party	(88,215)	(254,548)
Prepaid expenses	(77,357)	(18,515)
Asset retirement obligation applied to P&A cost	(30,995)	(26,670)
Interest payable	3,194,409	755,696
Accounts payable and accrued expenses	146,874	(3,256,094)
Account payable, related party	-	97,027
Net cash used in operating activities	(1,896,509)	(5,109,114)

Cash Flows provided by (used in) Investing Activities
Investment in oil and natural gas properties	(4,803,655)	(448,477)
Proceeds from sale of assets	-	1,141,142
Net cash provided by (used in) investing activities	(4,803,655)	692,665

Cash Flows provided by Financing Activities
Proceeds from notes payable, related party	2,673,000	1,250,000
Proceeds from promissory note	6,000,000	2,000,000
Payments on promissory notes	(2,000,000)	-
Prepayments, working interest owners	-	(311,281)
Net cash provided by financing activities	6,673,000	2,938,719

Net change in cash	(27,164)	(1,477,730)

Cash - beginning of period	191,117	1,668,847
Cash - end of period	$163,953	$191,117

Supplemental disclosure of cash flow information:
Cash paid for interest	$385,333	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in property acquisition	$-	$1,243,565
Common stock issued after 12/31/2024 for mineral property acquisitions	$-	$843
Addition to note payable to reimburse lease payments	$-	$278,054
Recognition of ARO liability	$-	$70,949
Capitalized Interest	$-	$2,182,539
Increase in note payable, related party for settlement of accounts payable	$215,000	$-

At December 31, 2025, we had cash and cash equivalents of $163,953 compared to $191,117 as of December 31, 2024.

Cash Flows From (Used in) Operating Activities

Cash (used in) operating activities for the year ended December 31, 2025, was $(1,896,509) compared to $(5,109,114) for the year ended December 31, 2024.

Cash used in operating activities for the year ended December 31, 2025, can be attributed principally to net loss from operations of $10,561,149 adjusted for $5,373,207 in Impairment Expense, and changes in other liabilities, and accounts payable and accrued expenses.

Cash Flows (Used in) from Investing Activities

Cash provided by (used in) investing activities for the year ended December 31, 2025 was $(4,803,655) compared to $692,665 for year ended December 31, 2024. Cash from in investing activities for the year ended December 31, 2024, consisted of investments in oil and natural gas properties of $(448,447) and proceeds from sale of oil and natural gas property of $1,141,142.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2025 was $6,673,000 compared to $2,938,719 for the year ended December 31, 2024. Cash flows provided by financing activities consisted of loans from a related party and from an unrelated party.

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

Capital Expenditures

Our capital expenditures are summarized in the following table:

	Year Ended
	December 31
	2025	2024
Acquisitions:
Proved property	$-	$-
Unproved property mineral interest	-	1,244,408
Exploration and development:
Developmental leasehold costs	-	-
Exploratory drilling and completion costs	-	-
Development drilling and completion costs	4,803,655	692,665
Capitalized interest	-	2,182,539
Total exploration and development	4,803,655	4,119,612
Other property	-	-
Total capital expenditures	$4,803,655	$4,119,612
Change in accrued capital expenditures and other	(146,874)	3,256,094
Common stock issued for development costs	-	(1,244,408)
Account receivable cancelled in working interest acquisition	-	-
Proceeds from sale of property	-	(1,141,142)
Capitalized interest	-	(2,182,539)

Total cash capital expenditures	$4,656,781	$2,807,617

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

The 2021 Note

Prior to the date on which our shares of common stock were distributed to the holders of Series A Preferred Stock of Meta (the “Spin-Off”), on October 1, 2021, we issued a secured, revolving promissory note in an original principal amount of up to $15 million in favor of Meta (as amended to date, the “2021 Note”). The 2021 Note was issued to provide capital to engage certain consultants and satisfy the minimum drilling requirements under the DDU Agreement, which was necessary to preserve our interests in the oil and gas properties. Though Meta had no intentions to operate the oil and natural gas assets as an independent business, Meta would need to maintain the oil and natural gas interests until a sale of such assets or the Spin-Off could be consummated as it was obligated to do under its charter documents. The 2021 Note bears interest at 8% per annum, computed on the basis of a 360-day year, and matures March 31, 2023 (the “2021 Note Maturity Date”). If an event of default has occurred and is continuing, interest on the 2021 Note may accrue at the default rate of 12% per annum.

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

Upon the occurrence and during the continuance of an event of default under the 2021 Note, McCabe as the lender may declare all outstanding principal and accrued and unpaid interest under the 2021 Note immediately due and payable, may terminate any remaining commitment to make advances under the 2021 Note, and may exercise the other rights and remedies provided for under the 2021 Note and related security documents. The events of default under the 2021 Note include among other things, subject to grace periods in certain instances, payment defaults, breaches of covenants bankruptcy and insolvency events with respect us or our subsidiaries, cross defaults with certain of our other material indebtedness, and material judgments against us.

On June 28, 2022 and in August 2022, we borrowed $1.9 million and $2.7 million as an advance from Meta to be treated as an unsecured term loan, in addition to $441,000 previously advanced, under a Loan Agreement with Meta as the lender (the “Loan Agreement”), the proceeds of which were for our working capital and general corporate purposes. As of the date of this report, we had an aggregate principal amount outstanding of $5.0 million, which is the maximum amount available under the Loan Agreement. The loans were originally due and payable on March 31, 2023 (the “Maturity Date”), unless extended as described in the following sentence. Loans under the Loan Agreement bear interest at a fixed rate of 8% per annum if no event of default exists, and at a fixed rate of 12% per annum if an event of default exists.

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

See the discussion in Note 5 of the notes to our financial statements as of and for the year ended December 31, 2025 included in this report for information about the amendments to the 2021 Note and the Loan Agreement entered into subsequent to the end of fiscal year 2023.

The 2022 Note

In connection with the Wolfbone Merger, on December 22, 2022, the Company entered into the 2022 Note (defined below). The Company was entitled to request advances under the 2022 Note in a minimum principal amount of $100,000 each. Mr. McCabe is the largest shareholder of our common stock. As such, the Merger and 2022 Note constitute related party transactions which were duly approved by our Board and Audit Committee. As of December 31, 2025, the Company had drawn $24.63 million on the 2022 Note. The maturity date of the loan has been amended to March 31, 2026.

On December 22, 2022, we issued the unsecured promissory note in the principal amount of up to $20 million in favor of Mr. McCabe (the “2022 Note”). The 2022 Note bears interest at 5% per annum, computed on the basis of a 365-day year, and matured on June 30, 2024 (the “2022 Note Maturity Date”). The outstanding principal of the 2022 Note, together with all accrued interest thereon, became due on June 21, 2023. The revolving commitment under the 2022 Note expired after the 2022 Note Maturity Date.

An amendment to the Notes and Loan Agreement entered into on June 30, 2025 includes an automatic renewal provision to extend for an additional three months at each due date as needed. The maturity date of the Notes and Loan Agreement were extended to March 31, 2026 which are subject to the automatic renewal provisions.

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

Contractual Obligations

Our most significant contractual obligations relate to the Loan Agreement, the 2021 Note, and the 2022 Note.

Our debt obligations include the $15 million principal balance outstanding under the 2021 Note, which incurs interest at 8% per annum and matures on March 31, 2024. On September 2, 2022, we entered into a Loan Agreement that governs the term loans advanced to us from Meta on April 14, 2022, May 4, 2022, May 12, 2022, May 26, 2022, June 1, 2022, June 13, 2022, June 28, 2022, August 11, 2022 and August 29, 2022, for an aggregate principal balance outstanding of $5 million, which is the maximum amount of Meta’s commitment under the Loan Agreement. The term loans incur interest at a per annum rate equal to 8% and were to mature on September 30, 2024, but were extended. An amendment to the 2021 Note entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of the 2021 Note is presently extended to March 31, 2026.

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

For the year ended December 31, 2024, we incurred an aggregate interest on the 2022 Note, the 2021 Note and under the Loan Agreement of $2,128,539. Interest incurred during the year ended December 31, 2025, was $2,776,954.

We anticipate that we will continue to incur operating losses and generate negative cash flows from operations for the foreseeable future. As a result, we will need additional capital resources to fund our operations both in the short term and in the long term, prior to achieving break even or positive operating cash flow. While we do not have any committed sources of capital, we expect to continue to opportunistically seek access to additional funds through public or private equity offerings or debt financings, through partnering or other strategic arrangements, including credit application arrangements with our third-party servicers, or a combination of the foregoing. Despite our efforts, we may face obstacles in continuing to attract new financing due to industry conditions and our history and current record of net losses. We can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders,

Next Bridge Hydrocarbons, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Next Bridge Hydrocarbons, Inc.(the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had a net loss and a working capital deficit as of December 31, 2025, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern

As discussed in Note 2 to the consolidated financial statements, the Company had a net loss and a working capital deficit as of December 31, 2025.

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

s/ M&K CPAS, PLLC

M&K CPAS, PLLC

We have served as the Company’s auditor since 2024

The Woodlands, TX

April 9, 2026

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED BALANCE SHEETS

	December 31	December 31
	2025	2024
ASSETS
Current assets:
Cash	$163,953	$191,117
Accounts receivable	-	85,000
Production receivable	451	-
Prepaid expenses	172,613	95,256
Total current assets	337,017	371,373

Oil and natural gas properties	-	569,551

Other assets
Deposit - RRC	105,179	105,179
Other asset - related party	474,103	385,888
Total other assets	579,282	491,067

TOTAL ASSETS	$916,299	$1,431,991

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$451,716	$519,841
Accounts payable - related party	97,027	97,027
Note payable - related party	45,853,832	42,750,832
Note payable	6,000,000	2,000,000
Accrued interest payable	9,787,819	6,808,410
Total current liabilities	62,190,394	52,176,110

Asset retirement obligations	1,075,513	1,099,311

Total liabilities	63,265,907	53,275,421

Commitments and contingencies	-	-

Mezzanine equity, Series “A” redeemable, non voting, preferred stock	4,843	-
Preferred stock, par value $0.0001, 50,000,000 shares authorized; 3,000,000 and -0- issued and outstanding at December 31, 2025 and December 31, 2024	-	-

Stockholders’ deficit:
Common stock, par value $0.0001; 500,000,000 shares authorized; 264,637,564 issued and outstanding at December 31, 2025 issued and 251,930,516 outstanding at December 31, 2024;	26,464	25,193
Shares to be issued	-	1,143
Additional paid-in capital	107,728,096	107,678,096
Accumulated deficit	(170,109,011)	(159,547,862)
Total stockholders’ deficit	(62,354,451)	(51,843,430)

TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ DEFICIT	$916,299	$1,431,991

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024

Oil and natural gas sales	$10,343	$12,585

Operating expenses:
Lease operating expenses	216,920	185,100
Production taxes	744	906
General and administrative	5,340,621	4,137,001
Impairment expense	5,373,207	56,186,313
Total operating expenses	10,931,492	60,509,320

Other income (expense)
Property fee received	360,000	-
Proceeds from legal settlement	-	872,268
Administration income	-	10,000
Total other income	360,000	882,268

Loss before income taxes	(10,561,149)	(59,614,467)

Provision for income taxes	-	-

Net loss	$(10,561,149)	$(59,614,467)

Loss per common share:
Basic and Diluted	$(0.04)	$(0.24)
Weighted average number of common shares outstanding:
Basic and Diluted	264,270,508	251,253,281

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Common	Common	Additional				Mezzanine Equity
	stock	stock	paid-in	Shares to be	Accumulated		Preferred
	shares	amount	capital	issued	deficit	Total	Shares	Amount
Balance, January 1, 2024	248,830,516	$24,883	$106,343,260	$-	$(99,933,395)	$6,434,748	0	$-

Common stock issued for consulting	600,000	60	54,021	-	-	54,081	0	$-
Common shares issued after 12/31/2024 to directors and officer	0	-	-	300	-	300	0	$-
Common stock issued in mineral property acquisition	2,500,000	250	1,243,315	-	-	1,243,565	0	$-
Common shares issued after 12/31/2024 for mineral property acquisitions	0	-	-	843	-	843	0	$-
Imputed interest on related party note payable	0	-	37,500	-	-	37,500	0	$-

Net loss	0	-	-	-	(59,614,467)	(59,614,467)	0	$-

Balance, December 31, 2024	251,930,516	$25,193	$107,678,096	$1,143	$(159,547,862)	$(51,843,430)	0	$-

Common shares issued to Johnson Participants	8,432,047	843	-	(843)	-	-	0	$-
Common shares issued to directors and officer	4,025,000	403	-	(300)	-	103	0	$-
Stock compensation expense	250,001	25	-	-	-	25	0	$-
Issuance of preferred stock	0	-	-	-	-	-	3,000,000	$4,843
Imputed interest on related party note payable	0	-	50,000	-	-	50,000	0	$-

Net loss	0	-	-	-	(10,561,149)	(10,561,149)	0	$-

Balance, December 31, 2025	264,637,564	$26,464	$107,728,096	$-	$(170,109,011)	$(62,354,451)	3,000,000	$4,843

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2025	December 30, 2024
Cash Flows provided by (used in) Operating Activities
Net loss	$(10,561,149)	$(59,614,467)
Adjustments to reconcile net loss to net cash from operations:
Accretion expense	7,197	806,381
Expense related to stock based compensation	128	54,381
Debt issuance cost	4,843	-
Impairment expense	5,373,207	56,186,313
Imputed interest on note payable	50,000	37,500
Change in:
Accounts receivable	84,549	123,882
Other asset - related party	(88,215)	(254,548)
Prepaid expenses	(77,357)	(18,515)
Asset retirement obligation applied to P&A cost	(30,995)	(26,670)
Interest payable	3,194,409	755,696
Accounts payable and accrued expenses	146,874	(3,256,094)
Account payable, related party	-	97,027
Net cash used in operating activities	(1,896,509)	(5,109,114)

Cash Flows provided by (used in) Investing Activities
Investment in oil and natural gas properties	(4,803,655)	(448,477)
Proceeds from sale of assets	-	1,141,142
Net cash provided by (used in) investing activities	(4,803,655)	692,665

Cash Flows provided by Financing Activities
Proceeds from notes payable, related party	2,673,000	1,250,000
Proceeds from promissory note	6,000,000	2,000,000
Payments on promissory notes	(2,000,000)	-
Prepayments, working interest owners	-	(311,281)
Net cash provided by financing activities	6,673,000	2,938,719

Net change in cash	(27,164)	(1,477,730)

Cash - beginning of period	191,117	1,668,847
Cash - end of period	$163,953	$191,117

Supplemental disclosure of cash flow information:
Cash paid for interest	$385,333	$-

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in property acquisition	$-	$1,243,565
Common stock issued after 12/31/2024 for mineral property acquisitions	$-	$843
Addition to note payable to reimburse lease payments	$-	$278,054
Recognition of ARO liability	$-	$70,949
Capitalized Interest	$-	$2,182,539
Increase in note payable, related party for settlement of accounts payable	$215,000	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

1.	NATURE OF BUSINESS

Next Bridge Hydrocarbons, Inc. (the “Company”) was incorporated in Nevada on August 31, 2021, as OilCo Holdings, Inc. and changed its name to Next Bridge Hydrocarbons, Inc. pursuant to its Amended and Restated Articles of Incorporation filed on June 30, 2022.

The Company is an energy company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties in the United States. The Company has minor interests in the Eastern edge of the Midland Basin in Texas (the “Hazel Project”), and two minor well interests in the Hunton wells located in Oklahoma (the “Oklahoma Properties”). The Company has no employees. We engage contractors and consultants for various roles as needed including management and high quality exploration and technical partners

The Company operates its business through nine wholly owned subsidiaries Torchlight Energy, Inc., a Nevada corporation (“TEI”), Hudspeth Oil Corporation, a Texas corporation (“Hudspeth”), Torchlight Hazel, LLC, a Texas limited liability company (“Torchlight Hazel”), Wolfbone Investments, LLC, a Texas limited liability company (“Wolfbone”), Hudspeth Operating, LLC, a Texas limited liability company and wholly owned subsidiary of Hudspeth (“Hudspeth Operating”), Wildcat Panther, LLC, a Texas limited liability company (“Panther”), Wildcat Valentine, LLC, a Texas limited liability company (“Valentine”), Wildcat Cowboy, LLC, a Texas limited liability company (“Cowboy”), Wildcat Packer, LLC, a Texas limited liability company (“Packer”). All intercompany transactions have been eliminated in consolidated financial statements.

2.	GOING CONCERN

At December 31, 2025, the Company had not yet achieved profitable operations. The Company had a net loss of $10,561,149 for the year ended December 31, 2025. The Company expects to incur further losses in the development of its business. The Company had a working capital deficit as of December 31, 2025 of $61,853,377. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Reclassification—Certain prior year amounts related to Other assets – related party have been reclassified to conform to the fiscal 2025 presentation.

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

Accounts receivable – Accounts receivable consisted of amounts due from a purchaser of excess oilfield equipment.

Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of December 31, 2025 and 2024, no valuation allowance was considered necessary.

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

Impairment expense of $5,373,207 for the year ended December 31, 2025, has been recorded from the participation in drilling and development of a well on the Panther acreage in Louisiana determined to be a dry hole and management’s review of other Louisiana properties for impairment as of December 31, 2025.

Impairment expense of $56,186,313 for the year ended December 31, 2024 arose from the October 8, 2024 notice from University Lands that the Company’s Orogrande mineral interest agreement would not be renewed at its December 31, 2024 scheduled expiration.

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

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During the year ended December 31, 2025, the Company capitalized $-0- of interest on unevaluated properties. Capitalized interest for the year ended December 31, 2024, was $2,182,519.

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

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the statements of operation. The Company has not recorded any interest or penalties associated with unrecognized tax benefits for the year ended December 31, 2025, or for the year ended December 31, 2024.

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

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The Company had no dilutive shares for the year ended December 31, 2025, or for the year ended December 31, 2024. Reference Note 7 to the Financial Statements regarding outstanding Stock Options.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations. The Company accrued no liability as of December 31, 2025 and December 31, 2024.

Recent accounting pronouncements adopted – In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which expands a public entity’s annual and interim disclosure requirements about their reportable segments, primarily through more detailed disclosures about significant segment expenses. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. We have adopted this standard for our fiscal year 2024 annual financial statements and interim financial statements thereafter and have applied this standard retrospectively for all prior periods presented in the financial statements. The adoption did not have a material impact on our financial statements or results of operations.

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

The Company’s Chief Executive Officer (“CEO”) has been determined to be the Chief Operating Decision Maker (CODM) of the Company. The CEO uses net income, as reported on our consolidated income statements, to assess financial performance and allocate resources on a consolidated basis. The CEO manages and evaluates the results of the Company on a consolidated basis, and net income is used to evaluate key operating decisions, such as making strategic acquisitions, determining transaction structures to capitalize on the development of oil and natural gas properties, and allocating resources for general and administrative expenditures. The CEO does not review consolidated balance sheet assets when assessing segment performance and deciding how to allocate resources. The measure of segment assets is reported on the balance sheet as total consolidated assets. Disaggregated operating revenues of the Company’s single segment and all significant segment expenses are presented separately on the Company’s consolidated statement of operations. There are no other significant segment expenses or other segment items that would require disclosure.

4.	OIL AND NATURAL GAS PROPERTIES

The following table presents the capitalized costs for oil and natural gas properties of the Company:

	December 31, 2025	December 31, 2024

Evaluated costs subject to amortization	$-	$-
Unevaluated costs	5,373,207	569,551
Total capitalized costs	5,373,207	569,551
Less accumulated depreciation, depletion and amortization	-	-
Less accumulated impairment	(5,373,207)	-

Total oil and natural gas properties	$-	$569,551

The Company periodically adjusts for the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of, or changes in market value, of unevaluated leases. The impact of reclassifications as they become necessary is to increase the basis for calculation of future period’s depletion, depreciation and amortization which effectively recognizes the impairment on the consolidated statement of operations over future periods. Reclassified costs also become evaluated costs for purposes of ceiling tests, and which may cause recognition of increased impairment expense in future periods. There were no remaining cumulative unevaluated costs which had been reclassified within the Company’s full cost pool totals as of December 31, 2025, or December 31, 2024, since the Company had no proved reserve value associated with our properties.

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

As of December 31, 2025, the Company had interests in three oil and natural gas projects: the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas (seven wells), two wells in Central Oklahoma and unevaluated mineral leases in Louisiana.

During the fourth quarter of 2025 Magnetar began development on the initial test well on the Valentine mineral acreage in Louisiana held by our subsidiary Wildcat–Valentine LLC which included a $600,000 spud fee to the Company. The Company declined to exercise its option to participate in the drilling project. Magnetar has granted the Company a nominal net 0.8% working interest in the initial test well being developed.

The net amount of the spud fee ($360,000 after payment to project consultants) has been recorded as other income in the accompanying financial statements since the Company has no continuing interest or capitalized costs in the Valentine mineral leases.

The Louisiana unevaluated mineral leases were fully impaired as of December 31, 2025.

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

Seven test wells have been drilled on the Hazel Project to capture and document the scientific base in support of demonstrating the production potential of the property. Two of the wells were plugged and abandoned in the fourth quarter of 2025 at a gross cost of $106,284 which was partially offset by $30,995 of accreted cost from the Asset Retirement Obligation.

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

Hunton Play, Central Oklahoma

As of December 31, 2025, the Company was producing from one well in the Viking Area of Mutual Interest and one well in Prairie Grove.

Full impairment of the historical cost incurred in prior periods for the Oklahoma properties has been previously recognized.

The McCabe Contribution Agreement

On July 25, 2023, the Company entered into a Contribution Agreement among the Company, Mr. McCabe, and MPC, an entity exclusively owned and operated by Mr. McCabe (the “McCabe Contribution Agreement”). MPC has committed to contribute up to one hundred percent (100%) of the interest currently held by MPC in the drilling project located on over 1,150 acres in Vermillion Parish, Louisiana (the “Bronco Prospect”).

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

The Company has paid $474,103 toward the seismic data collection and other costs related to maintain the Bronco leases through December 31, 2025 which it recorded as a prepayment toward either a future assignment of the Bronco, or as having an interest in the proceeds of a sale of the Bronco by Mr. McCabe to an unrelated party. These costs have been reclassified as of December 31, 2025 as “Other assets – related party”.

5.	RELATED PARTY BALANCES

The 2021 Note and Loan Agreement

On October 1, 2021, the Company entered into a note payable with Meta, its former parent, to borrow up to $15 million which bears interest at 8% per annum, computed on the basis of a 360-day year (the “2021 Note”). The 2021 Note was initially to mature on March 31, 2023 (the “2021 Note Maturity Date”). If an event of default has occurred and is continuing, interest on the 2021 Note may accrue at the default rate of 12% per annum. The 2021 Note includes a restrictive covenant that, subject to certain exceptions and qualifications, restricts the Company’s ability to merge or consolidate with another person or entity, or sell or transfer all or substantially all of its assets, unless the Company is the surviving entity, or the successor entity assumes all of obligations under the 2021 Note. The 2021 Note was originally collateralized by certain shares of common stock in Meta held by one of Meta’s stockholders, Mr. McCabe.

On September 2, 2022, the Company entered into a loan agreement with Meta, as lender (the “Loan Agreement”) that would govern prior loan amounts advanced to the Company from Meta. As of August 11, 2022, and August 29, 2022, the Company borrowed an additional $1.2 million and $1.46 million, respectively, representing the remaining amount available for borrowing under the Loan Agreement and resulting in a total of $5 million principal amount outstanding related to the Loan Agreement, the proceeds of which were used for working capital and general corporate purposes. The term loans under the Loan Agreement bear interest at a per annum rate equal to 8% and were to mature on March 31, 2023 (the “Maturity Date”). The Loan Agreement includes customary representations and covenants that, subject to exceptions and qualifications, restrict our ability to do certain things, such as: engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; incur additional indebtedness; incur liens; make loans and investments; declare dividends or redeem or repurchase equity interests; and enter into certain restrictive agreements. In addition, the Loan Agreement contains customary events of default, mandatory prepayment events and affirmative covenants, including, without limitation, covenants regarding the payment of taxes and other obligations, maintenance of insurance, maintenance of our material properties, reporting requirements, compliance with applicable laws and regulations, and formation or acquisition of new subsidiaries.

Under the terms of the Arrangement Agreement that governed the merger transaction between Torchlight and Meta in June 2021, the oil and natural gas assets were to be sold or spun out from Meta and the costs of any sale or spin-off incurred by Meta were to be borne the then-existing shareholders of Torchlight. The amount of the reimbursement payable to Meta in connection with the Spin-Off was $2.59 million which was added to the principal amount of the Loan Agreement for a principal balance outstanding of $7.59 million as of March 31, 2023. Concurrently with the amendment to the Loan Agreement, the Company made a prepayment of $1 million to reduce the principal balance to $6.59 million.

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

The combined balance on the 2021 Note and the Loan Agreement as of December 31, 2025 was $21.22 million. As of December 31, 2025, the combined total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $6.46 million.

The maturity dates of the 2021 Note and Loan Agreement have been extended several times. An amendment to the 2021 Note and Loan Agreement entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of both is presently extended to March 31, 2026.

On December 22, 2022, the Company issued an unsecured promissory note in the principal amount of up to $20 million in favor of Mr. McCabe (the “2022 Note”), which bears interest at 5% per annum, computed on the basis of a 365-day year. As of December 31, 2025, the Company had $24.63 million in principal amount outstanding under the 2022 Note. As of December 31, 2025, the Company had $2.92 million in accrued but unpaid interest on the 2022 Note.

The maturity dates of the 2022 Note has been extended several times. An amendment to the 2022 Note entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of both is presently extended to March 31, 2026.

MPC has also advanced $97,027 for advance lease payments related to the “Bronco Project” which is pending transfer to the Company as of December 31, 2025. The Company is accounting for the advances as accounts payable and prepaid costs until the transfer of the project is completed. The prepaid costs have been reclassified as of December 31, 2025 as “Other assets – related party”.

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

On December 9, 2024, a pro se plaintiff brought claims against the Company in the United States District Court, Western District, Midland Division under a lawsuit captioned Matthew J. Pease v. Securities & Exchange Commission, Financial Industry Regulatory Authority, Depository Trust & Clearing Corporation, OTC Markets Group, Inc., John Brda, Gregory McCabe, Next Bridge Hydrocarbons, Inc., which claims include: (i) violations of Sarbanes-Oxley Act; (ii) violation of Regulation FD; (iii) negligent and intentional infliction of emotional distress; (iv) conspiracy to commit fraud; and (iv) antitrust violations under the Sherman Act. The Company filed a motion to dismiss, which was granted on February 25, 2026, and all claims against the Company were dismissed with prejudice. Since dismissal, the plaintiff has filed a notice of appeal which is still pending.

On December 6, 2024, a pro se plaintiff brought claims against the Company in the United States District Court, Western District, Midland Division under a lawsuit captioned Danielle Spears v. Next Bridge Hydrocarbons, Inc., Gregory McCabe, John Brda, Roger N. Wurtele, Kenneth Rice, Joseph DeWoody, Clifton Dubose and Jane Doe 1/20, John Doe 1-20, which claims include allegations of numerous violations of federal securities law, including: (i) violations of the Securities Exchange Act of 1934; (ii) negligence; (iii) failure to resolve the FINRA U3 halt, with reference to Section 10(b); (iv) unjust enrichment; (v) conspiracy to commit fraud; and (vi) emotional distress (negligent or intentional infliction). The Company filed a motion to dismiss, which was granted on February 24, 2026, and all claims against the Company were dismissed with prejudice. Since dismissal, the plaintiff has filed a notice of appeal, which is still pending.

On December 6, 2024, a pro se plaintiff brought claims against the Company in the United States District Court, Western District, Midland Division under a lawsuit captioned Contique Willcot v. Securities & Exchange Commission, GTS Securities, LLC, Ari Rubinstein, Next Bridge Hydrocarbons, Inc., John Brda, Gregory McCabe, Financial Industry Regulatory Authority, which claims include allegations of numerous violations of federal securities law, including: (i) violations of the Securities Exchange Act of 1934; (ii) violation of the Sherman Antitrust Act and the Clayton Act; (iii) negligence; and (iv) unjust enrichment. The Company filed a Motion to Dismiss, which was granted on March 16, 2026, and all claims against the Company were dismissed with prejudice. Since dismissal, the plaintiff has filed a notice of appeal, which is still pending.

Environmental Matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of December 31, 2025, and December 31, 2024, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

7.	MEZZANINE EQUITY

Series A Preferred Stock

On August 20, 2025, the Company entered into and closed a transaction with Panther Bridge, LLC, a Texas limited liability company (“Panther Bridge”), under which Panther Bridge loaned $6,000,000 to the Company, see note 10. The transaction was effective through a Subscription Agreement that was entered into between the two parties, under which the Company sold to Panther Bridge an 18% Unsecured Promissory Note in the original principal amount of $6,000,000.00 (the “Panther Bridge Note”), along with 3,000,000 shares of Series A Redeemable Preferred Stock, par value of $0.0001 per share (the “Preferred Stock”) for $0. The Series A Preferred Stock is recorded at the fair value at the time of issuance of $4,843 in the Company’s Consolidated Financial Statements.

Mezzanine Classification

The Series A Preferred Stock is redeemable in the event of certain change of control events involving the Company. S99-3A(2) of the SEC’s Accounting Series Release No. 268 (“ASR 268”) requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268 guidance an issuer should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series A Preferred Stock is not mandatorily redeemable, however, a change in control is not solely in control of the Company, accordingly, the Company determined that mezzanine treatment is appropriate for the Series A and has presented it as such in our Consolidated Financial Statements as of and for the year ended December 31, 2025.

Liquidation Preference

The Series A Preferred Stock will rank senior to the Company’s common stock, (the “Common Stock”), with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

Dividends

Holders of the Series A Preferred Stock are entitled to a dividend at the rate of 18.0% per annum, compounding quarterly, paid in cash, at the Company’s election. For any quarter in which the Company elects not to pay the dividend in cash, such dividend will become part of the redemption price of each share of Series A Preferred Stock as of the applicable dividend payment date. During the year ended December 31, 2025, the Company did not declare or pay dividends. Dividends will accrue at the discretion of the Board of Directors.

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

As of December 31, 2025, the Series A Preferred Stock is not probable of becoming redeemable.

8.	STOCKHOLDERS’ EQUITY

The Company has 500,000,000 authorized shares of common stock, par value of $0.0001 per share and 50,000,000 authorized shares of preferred stock, par value of $0.0001 per share. 3,000,000 shares of preferred stock have been issued in connection with Mezzanine Equity discussed in Note 7 above.

On February 29, 2024, we entered into a consulting agreement with an individual, under which the consultant agreed to provide analysis and advisory services to us for consideration of $10,000 per month and the issuance to him of 500,000 shares of common stock, under the terms and conditions of the consulting agreement.

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

Effective December 30, 2024, the Company issued 8,432,047 shares of common stock to the Participants in the Johnson Project. On October 6, 2023, the Company and certain investor participants (each a “Participant” and collectively the “Participants”) entered into twenty-five separate Participation Agreements (the “Participation Agreements”) to conduct drilling of wells in the Company’s approximately 17,000 acre Johnson Prospect in Hudspeth County, Texas. Within a specified period following drilling of the initial five wells, pursuant to the Participation Agreement, each Participant had the right to elect to transfer and assign all its interests to the Company in exchange for the issuance of shares of common stock. All 25 participants elected to exercise that right effective December 30, 2024, requiring the issuance of common stock.

On December 31, 2024, the Company authorized issuance of 3,000,000 shares of common stock to directors, an officer, and a consultant for services.

On March 10, 2025, the Company authorized issuance of 1,025,000 shares of common stock valued at par value of $103 to directors, an officer, and a consultant for services.

On September 25, 2025, the Company authorized issuance of 250,000 shares of common stock valued at par value of $25 to a consultant for services.

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

As of December 31, 2025 and 2024, 29,237,632 options were outstanding.

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

A summary of stock options outstanding as of December 31, 2025, all of which expire in 2033, including the relevant exercise price is presented below:

Exercise	Expiration
Price	2033	Total
$1.2056	29,237,632	29,237,632
	29,237,632	29,237,632

9.	INCOME TAXES

The Company recorded no income tax provision at December 31, 2025 and December 31, 2024 because of anticipated losses for the 2026 fiscal year and actual losses incurred in 2025.

The Company estimates its annual effective income tax rate in recording its provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the year ended December 31, 2025 because the Company incurred a tax loss in the current year. Similarly, no income tax expense was recognized for the year ended December 31, 2024.

The Company had a gross deferred tax asset related to federal net operating loss carryforwards of $123,896,313 and $113,235,679 at December 31, 2025 and December 31, 2024, respectively. The federal net operating loss carryforward will begin to expire in 2036. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

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

On December 31, 2023, the Company and Mr. McCabe entered an amendment to the Loan Agreement extending the maturity date. An amendment to the Loan Agreement entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of the Loan Agreement is presently extended to March 31, 2026.

The combined balance on the 2021 Note ($15 million) and the Loan Agreement ($6.2 million) as of September 30, 2025, was $21.22 million. As of December 31, 2025, the total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $6.46 million.

December 2022 Note

In connection with the Merger, on December 22, 2022, the Company entered into an additional Note in the principal amount of up to $20 million in favor of Mr. McCabe. Mr. McCabe is the largest shareholder of the Company’s common stock and the chairman of the board of directors of the Company. As of September 30, 2025, the Company had a balance of $22.76 million and accrued and unpaid interest of $2.80 million due under the 2022 Note. An amendment to the 2022 Note entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of the 2022 Note is presently extended to March 31, 2026. An amendment was entered into on January 7, 2026 to increase the principal amount available for disbursement to the Company from $20 million to up to $25 million.

As of December 31, 2025, Notes Payable – related party includes balances of the 2021 Note and Loan Agreement and the December 2022 Note, as detailed above, totaling $45.85 million, and additional borrowing and adjustment to the December 2022 note during the year ended December 31, 2025 totaling $2,888,000. Included in this amount, was $215,000 advanced by Mr. McCabe for settlement of an account payable.

A portion of the advances from Mr. McCabe are not interest bearing. Imputed interest of $50,000 has been recorded on the -0-% portion of the note for the year ended December 31, 2025.

An amendment to the Notes and Loan Agreement entered into on June 30, 2025 includes an automatic renewal provision to extend for an additional three months at each due date as needed. The maturity date of the Notes and Loan Agreement were extended to March 31, 2026 which are subject to the automatic renewal provisions.

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

The Panther Bridge Note bears interest at the rate of 18% per annum with one balloon payment of principal and interest being due and payable on the maturity date of August 20, 2026. The proceeds of the $6,000,000 loan are to be used to pay off the 12% Secured Promissory Note held by CAPCO Holding, Inc. in the principal amount of $2,000,000, to pay any obligations of the Company for the Panther Prospect, and for general corporate purposes. None of proceeds were used for repayment of any debts owed to McCabe Sr. The Panther Prospect includes approximately 618 gross acres and 618 net acres of land situated in Acadia Parish, Louisiana. The Company has elected to participate as a non-operating working interest owner in the next well drilled on the Panther Prospect. As part of the loan transaction, the Company, Panther Bridge, and McCabe Sr. entered into a Subordination Agreement (the “Subordination Agreement”) under which McCabe Sr. agreed to subordinate all of the Company’s indebtedness and obligations owed to him to the indebtedness under the Panther Bridge Note, under the terms and conditions of the Subordination Agreement. The Panther well was declared to be a dry hole in November 2025.

Also, as part of the loan transaction, the Company issued to Panther Bridge 3,000,000 shares of newly designated Series A Redeemable Preferred Stock. Reference Note 7. The designation, voting and other powers, preferences and relative, participating, optional or other rights of the shares of such series and the qualifications, limitations and restrictions of the Preferred Stock are set forth in a Certificate of Designations filed with the Secretary of State of Nevada. The holders of the Preferred Stock have no voting rights. At the Company’s option, it may redeem the Preferred Stock, in whole or from time to time in part, on any business day after the date of issuance, at a per share redemption price equal to $1.00 plus all accrued and unpaid dividends on such share, if any. The Preferred Stock begins accruing dividends on the first anniversary of the issuance date, August 20, 2026, at the rate of 18% per annum of the per share redemption/liquidation price ($1.00 plus all unpaid dividends on such share). Additionally, there are restrictions on the Company declaring or making any distribution on common stock while there are any accrued and unpaid dividends owed to holders of Preferred Stock. Holders of the Preferred Stock also have certain rights upon liquidation, dissolution or winding up of the Company or upon a change or control of the Company. Specifically, in the event of any liquidation, dissolution or winding up, holders of the Preferred stock will have liquidation preference over holders of common stock.

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

As of December 31, 2025 accrued and unpaid interest on the Panther Bridge note was $403,945.

11.	ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the asset retirement obligations liability through December 31, 2025:

Asset retirement obligations – January 1, 2024	$248,651

Accretion expense	806,381
Estimated liabilities recorded	70,949
Settlement of ARO obligation	(26,670)

Asset retirement obligations –January 1, 2025	$1,099,311

Accretion expense	7,197
Estimated liabilities recorded	-
Settlement of ARO obligation	(30,995)

Asset retirement obligations –December 31, 2025	$1,075,513

Accretion expense recorded in 2024 includes the results of the recalculation of the acceleration of the Asset Retirement Obligation connected to Orogrande properties for which the underlying mineral leases were not renewed by University Lands at their scheduled renewal date of December 31, 2024.

12.	SUBSEQUENT EVENTS

None

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective is based on the material weaknesses in internal control over financial reporting described below.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, using the framework specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2025. The ineffectiveness of the Company’s internal control over financial reporting was due to two material weaknesses in its internal control over financial reporting identified by management: (i) an insufficient degree of segregation of duties among the small number of accounting and financial reporting personnel, and (ii) a lack of a formalized and complete set of policy and procedure documentation evidencing its system of internal controls over financial reporting. These factors led to certain adjustments which have been reflected in our audited financial statements. Certain of these weaknesses may not be uncommon in a company of the company’s size due to personnel and financial limitations.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table and biographical descriptions provide information regarding our directors and executive officers as of the date of this 10-K.

Name	Age	Position
Gregory McCabe	65	Chief Executive Officer, Chairman of the Board of Directors
Roger Wurtele	79	Chief Financial Officer
Robert Lance Cook	69	Director
Edward Pocock	58	Director

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

Audit Committee

We have a standing Audit Committee that consists of two directors—Robert Lance Cook and Edward Pocock, each of whom meet the independence requirements set forth in Rule 10A-3 under the Exchange Act and our Audit Committee Charter. The Charter provides that the Audit Committee consist of three directors, but two directors resigned, and we are in the process of adding an additional independent director who will join the Audit Committee. Each current member of the Audit Committee is financially literate, but presently, the Board has determined that we do not have a member of the Audit Committee that meets the criteria to be an “audit committee financial expert” under the rules and regulations of the SEC, as those qualifications are interpreted by our Board in its business judgment. We previously had a member of the Audit Committee that the Board determined was an audit committee financial expert, but as mentioned above, that director recently resigned, and the Board has not yet appointed a new director that meets that criteria.

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

Summary Compensation Table – Fiscal 2023-2025

We are a “smaller reporting company,” as such term is defined under the Securities Act of 1933, as amended, and have opted to comply with the executive compensation disclosure rules applicable to smaller reporting companies, which require compensation disclosure for the last two completed fiscal years for our principal executive officer and the two most highly compensated executive officers (other than the principal executive officer) who were employed by us during the year ended December 31, 2025. In certain circumstances, the compensation of former executive officers may also need to be disclosed. The table below sets forth the annual compensation for services rendered during 2023 through 2025 by these executive officers (also referred to as our “named executive officers” or “NEOs”).

							Change in
							Pension
							Value
					Option	Non-Equity	and
					Awards	Incentive	Nonqualified
Name and				Stock	($)	Plan	Deferred	All Other
Principal		Salary	Bonus	Awards	(A)	Compensation	Compensation	Compensation	Total
Position	Year	($)	($)	($)	(1)	($)	($)	($)	($)

Gregory McCabe	2025	-	-	-	-	-	-	-	-
CEO	2024	-	-	-	-	-	-	-	-
	2023	-	-	-	-	-	-	-	-

Roger Wurtele	2025	$240,000	-	$13	-	-	-	-	$240,013
CFO	2024	$240,000	-	$25	-	-	-	-	$240,025
	2023	-	-	-	-	-	-	-	-

Clifton DuBose Jr	2024	$1,482	-	-	-	-	-	-	$1,482
CEO/President/Director	2023	$400,000	-	-	$532,589	-	-	-	$932,589

Lucas Hawkins	2024	$1,482	-	-	-	-	-	-	$1,482
CFO	2023	$390,000	-	-	$177,529	-	-	-	$567,529

Delvina Oelkers	2024	$1,482	-	-	-	-	-	-	$1,482
COO	2023	$385,000	-	-	$532,589	-	-	-	$917,589

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

Employment Agreements

On January 15, 2024, we appointed Gregory McCabe as Chairman of the Board and Chief Executive Officer and appointed Roger Wurtele as Chief Financial Officer. Messrs. McCabe and Wurtele are currently our sole executive officers, and neither has an employment agreement with us.

Outstanding Equity Awards as of December 31, 2025

Our NEOs did not hold any outstanding equity awards as of December 31, 2025.

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

Director Compensation Table – 2023 through 2025

The following table sets forth the total compensation paid to our non-employee directors for their service on the Board :

		Fees Earned				Nonqualified
		Paid		Option Awards	Non-Equity	Deferred	All
		in	Stock	Option	Incentive Plan	Compensation	Other
		Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name		($)	($)	($)(A)	($)	($)	($)	($)

Robert Lance Cook	2025	-	$40	-	-	-	-	$40
	2024	-	$75	-	-	-	-	$75
	2023	-	-	$44,382	-	-	-	$44,382

Edward Pocock III	2025	-	$40	-	-	-	-	$40
	2024	-	$75	-	-	-	-	$75

Director	Number of Outstanding Stock Options as of 12/31/25
Robert Lance Cook	622,077
Gregory McCabe	—
Edward Pocock III	—

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of shares of our common stock as of March 31, 2026 by (i) each beneficial owner of more than five percent of the outstanding shares of our common stock, (ii) each current director, (iii) each named executive officer and (iv) all current directors and executive officers as a group. The persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them, subject to community property laws, where applicable. Percentage ownership is based on 264,637,564 shares of our common stock outstanding as of March 31, 2026.

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

Equity Compensation Plan Information

The 2022 Plan is our only equity compensation plan. The following table provides aggregate information as of the end of the 2025 fiscal year with respect to the 2022 Plan:

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

Certain Relationships and Related Party Transactions

Mr. McCabe is a significant shareholder, Chairman of the Board and Chief Executive Officer, and holds 26.49% of the outstanding shares of common stock of the Company as of March 31, 2025.

McCabe Contribution Agreement

The Company, MPC and Mr. McCabe entered into a Contribution Agreement, dated July 25, 2023 (the “McCabe Contribution Agreement”), pursuant to which (i) Mr. McCabe agreed to contribute to the Company (i) up to one hundred percent (100%) of the interest currently held by MPC in the drilling project located on over 1,150 acres in Vermillion Parish, Louisiana (the “Bronco Prospect”) in proportion to the percentage of shares of common stock of the Company that are directly registered in the name of the beneficial owner on the books and records of the Company’s transfer agent, whether previously registered directly or previously held through a bank, broker or other nominee who instruct such bank, broker or other nominee and transferred to the beneficial owner on the books and records maintained by its transfer agent on or prior to the record date, provided that such shares remain directly registered for the holding period.

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

Reimbursement Obligations

Pursuant to the Option Agreement, MHP is entitled to reimbursement for its cost of Hazel development activity to the extent that the wells produced revenues beyond the date of the option’s lapse until the total amount of development expenses are reimbursed. As of December 31, 2025, there was an outstanding cost reimbursement balance in the amount of $2,604,333. Additionally, MPC holds a reversionary interest burdening the Company’s proportionate interest in the Hazel Project of 20% pursuant to the terms of the Option Agreement.

The Company’s 2022 Note

On December 22, 2022, the Company issued the 2022 Note in favor of Mr. McCabe. The 2022 Note bears interest at 5% per annum, computed on the basis of a 365-day year. An amendment to the 2022 Note entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of the 2022 Note is presently extended to March 31, 2026. An amendment was entered into on January 7, 2026 to increase the principal amount available for disbursement to the Company from $20,000,000 to up to $25,000,000. As of December 31, 2025, the Company had $24.63 million in principal amount outstanding under the 2022 Note. Accrued interest was $2.92 million.

The Company’s 2021 Note and Loan Agreement

On August 7, 2023, Mr. McCabe and Meta entered into a Loan Sale Agreement whereby Mr. McCabe purchased from Meta (i) the 2021 Note and (ii) all outstanding loans made to the Company by Meta pursuant to the Loan Agreement (the “Loan Purchase”). As a result of the Loan Purchase, Mr. McCabe replaced Meta as the lender and secured party under the 2021 Note and the Loan Agreement. Additionally, as part of the Loan Purchase, Meta assigned to Mr. McCabe its lien on 25% of the Orogrande Prospect. The Company’s obligations and responsibilities under the 2021 Note and the Loan Agreement remain unchanged. An amendment to the 2021 Note and Loan Agreement entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of the 2021 Note is presently extended to March 31, 2026. As of December 31, 2025, the Company had $21.22 million in principal amount outstanding under the 2021 Note. Accrued interest as of December 31, 2025 was $6.46 million.

An amendment to the Notes and Loan Agreement entered into on June 30, 2025 includes an automatic renewal provision to extend for an additional three months at each due date as needed. The maturity date of the Notes and Loan Agreement were extended to March 31, 2026 which are subject to the automatic renewal provisions.

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

Panther Bridge Transaction

See the transaction with Panther Bridge, LLC described in Note 10 to the Financial Statements, which subsection is incorporated by reference herein.

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

Item 14.	Principal Accountant Fees and Services

The fees billed to us for the years ended December 31, 2025 and 2024 by our independent registered public accounting firms are set forth below:

	Year Ended December 31
	2025	2024

Audit Fees(1)	$106,500	$23,500
Audit Related Fees(2)	43,960	35,000
Tax Fees(3)	16,500	-
All Other Fees(4)	41,650	51,150

Total Fees	$208,610	$109,650

(1)	Audit fees represent the aggregate fees billed to us for professional services rendered for the audit of our financial statements for the years ended December 31, 2025 and December 31, 2024.

(2)	Audit-related fees represent fees billed for services rendered during the fiscal year for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.

(4)	All other fees consist of fees billed for all other services.

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

During the year, circumstances may arise when it becomes necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval authority from the chairman of the Audit Committee, who must report on such approvals at the next scheduled Audit Committee meeting. All 2025 audit and non-audit services provided by the independent registered public accounting firm were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1)	Financial Statements—See the Index to Consolidated Financial Statements, together with the report thereon of M&K CPAS PLLC dated December 10, 2025 under Part II, Item 8 “Consolidated Financial Statements and Supplementary Data”.

(2)	All financial statement schedules are omitted because they are not applicable, or are immaterial or the required information is presented in the consolidated financial statements or the related notes.

(3)	Exhibits.

Exhibit Number	Exhibit Description

2.1	Distribution Agreement between Meta Materials Inc. and Next Bridge Hydrocarbons, Inc., dated December 2, 2022 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

2.2	Agreement and Plan of Merger among Next Bridge Hydrocarbons, Inc., Hudspeth Operating, LLC, Wolfbone Investments, LLC, McCabe Petroleum Corporation, and Gregory McCabe, dated December 21, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed December 27, 2022).

3.1	First Amended and Restated Articles of Incorporation of Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

3.2	Amended and Restated By-laws of Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

4.1	Certificate of Designations of Series A Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed August 26, 2025).

4.2	Certificate of Correction of the Certificate of Designation of Series A Redeemable Preferred Stock, filed January 21, 2026 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed January 26, 2026).

10.1+	2022 Equity Incentive Plan of Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 10.7+ to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.2	Purchase Agreement dated April 4, 2016, by and among McCabe Petroleum Corporation, Torchlight Energy Resources, Inc. and Torchlight Energy, Inc. (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.3	Option Agreement, by and among Torchlight Energy, Inc., Torchlight Hazel, LLC, Masterson Hazel Partners, LP and McCabe Petroleum Corporation, dated August 13, 2020 (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.4	First Amendment to Option Agreement, by and among Torchlight Energy, Inc., Torchlight Hazel, LLC, Masterson Hazel Partners, LP and McCabe Petroleum Corporation, dated September 18, 2020 (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.5	Second Amendment to Option Agreement, by and among Torchlight Energy, Inc., Torchlight Hazel, LLC, Masterson Hazel Partners, LP and McCabe Petroleum Corporation, dated April 15, 2021 (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.6	Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Meta Materials, Inc., as holder, dated October 1, 2021 (incorporated by reference to Exhibit 10.13 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.7	First Amendment to Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Meta Materials, Inc., as holder, dated September 2, 2022 (incorporated by reference to Exhibit 10.14 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022).

Exhibit Number	Exhibit Description

10.8	Loan Agreement between Meta Materials, Inc. and Next Bridge Hydrocarbons, Inc., dated September 2, 2022 (incorporated by reference to Exhibit 10.15 to our Registration Statement on Form S-1, as amended, effective as of November 18, 2022 (File No. 333-266143)).

10.9	5% Unsecured Promissory Note by Next Bridge Hydrocarbons, Inc. in favor of Greg McCabe, dated December 21, 2022 (incorporated by reference to Exhibit 10.21 to our Current Report on Form 8-K, filed December 27, 2022).

10.10	First Amendment to Unsecured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe, dated June 16, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed June 26, 2023).

10.11	Third Amendment to Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe, as holder, dated October 1, 2023 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed October 4, 2023).

10.12	Third Amendment to Loan Agreement between Gregory McCabe and Next Bridge Hydrocarbons, Inc., dated October 1, 2023 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed October 4, 2023).

10.13	Second Amendment to Unsecured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe as holder, dated October 1, 2023 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed October 4, 2023).

10.14	Fourth Amendment to Loan Agreement, dated December 31, 2023, between Gregory McCabe and Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 10.33 to our Registration Statement on Form S-1, as amended, filed January 25, 2024).

10.15	Fourth Amendment to Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe, as holder, dated December 31, 2023 (incorporated by reference to Exhibit 10.34 to our Registration Statement on Form S-1, as amended, filed January 25, 2024).

10.16	Third Amendment to Unsecured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe as holder, dated December 31, 2023 (incorporated by reference to Exhibit 10.35 to our Registration Statement on Form S-1, as amended, filed January 25, 2024).

10.17	0% Senior Unsecured Promissory Note, dated January 23, 2024, between Gregory McCabe and Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K, filed July 17, 2024).

10.18	Fifth Amendment to Loan Agreement, dated March 31, 2024, between Gregory McCabe and Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K, filed July 17, 2024).

10.19	Fifth Amendment to Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe, as holder, dated March 31, 2024. (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K, filed July 17, 2024).

10.20	Fourth Amendment to Unsecured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe as holder, dated March 31, 2024. (incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K, filed July 17, 2024).

10.21	Sixth Amendment to Loan Agreement, dated June 30, 2024, between Gregory McCabe and Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K, filed July 17, 2024).

10.22	Sixth Amendment to Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe, as holder, dated June 30, 2024. (incorporated by reference to Exhibit 10.35 to our Annual Report on Form 10-K, filed July 17, 2024).

10.23	Fifth Amendment to Unsecured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe as holder, dated June 30, 2024. (incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K, filed July 17, 2024).

10.24	Contribution Agreement with Wildcat Partners SPV, LLC, dated March 27, 2024 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed November 13, 2024).

10.25	Participation Agreement with Magnetar Exploration L.P. for Valentine Prospect, dated March 27, 2024 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed November 13, 2024).

Exhibit Number	Exhibit Description

10.26	Participation Agreement with Magnetar Exploration L.P. for Panther Prospect, dated March 27, 2024 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed November 13, 2024).

10.27	Seventh Amendment to Loan Agreement, dated September 30, 2024, between Gregory McCabe and Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed November 13, 2024).

10.28	Seventh Amendment to Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe, as holder, dated September 30, 2024 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed November 13, 2024).

10.29	Sixth Amendment to Unsecured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe as holder, dated September 30, 2024 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q, filed November 13, 2024).

10.30	Eighth Amendment to Loan Agreement, dated June 30, 2025, between Gregory McCabe and Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 10.43 to our Annual Report on Form 10-K, filed December 11, 2025).

10.31	Eighth Amendment to Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe, as holder, dated June 30, 2025 (incorporated by reference to Exhibit 10.44 to our Annual Report on Form 10-K, filed December 11, 2025).

10.32	Seventh Amendment to Unsecured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe as holder, dated June 30, 2025 (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K, filed December 11, 2025).

10.33	Ninth Amendment to Loan Agreement, dated March 31, 2025, between Gregory McCabe and Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 10.46 to our Annual Report on Form 10-K, filed December 11, 2025).

10.34	Ninth Amendment to Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe, as holder, dated March 31, 2025 (incorporated by reference to Exhibit 10.47 to our Annual Report on Form 10-K, filed December 11, 2025).

10.35	Eighth Amendment to Unsecured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe as holder, dated March 31, 2025 (incorporated by reference to Exhibit 10.48 to our Annual Report on Form 10-K, filed December 11, 2025).

10.36	18% Unsecured Promissory Note for $6,000,000 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed August 26, 2025).

10.37	Subordination Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed August 26, 2025).

10.38	Assignment of Net Profits Interest and Irrevocable Option to Convert to Working Interest (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed August 26, 2025).

10.39	Tenth Amendment to Loan Agreement, dated June 30, 2025, between Gregory McCabe and Next Bridge Hydrocarbons, Inc. (incorporated by reference to Exhibit 10.52 to our Annual Report on Form 10-K, filed December 11, 2025).

10.40	Tenth Amendment to Secured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe, as holder, dated June 30, 2025 (incorporated by reference to Exhibit 10.53 to our Annual Report on Form 10-K, filed December 11, 2025).

10.41	Ninth Amendment to Unsecured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe as holder, dated June 30, 2025 (incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10-K, filed December 11, 2025).

10.42	Tenth Amendment to Unsecured Promissory Note, between Next Bridge Hydrocarbons, Inc., as debtor, and Gregory McCabe as holder, dated January 14, 2026 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed January 16, 2026).

21.1	List of subsidiaries of Next Bridge Hydrocarbons, Inc.*

Exhibit Number	Exhibit Description

23.1	Consent of Independent Registered Public Accounting Firm M&K CPAS, PLLC*

31.1	Chief Executive Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002.*

†	Certain exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company hereby agrees to furnish a copy of any omitted exhibits and schedules to the SEC upon its request.

+	Indicates a management contract or compensatory plan.

*	Filed herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEXT BRIDGE HYDROCARBONS, INC.

Date: April 9, 2026	By:	/s/ Gregory McCabe
Gregory McCabe
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gregory McCabe	Chairman and Chief
Gregory McCabe	Executive Officer	April 9, 2026

/s/ Roger Wurtele
Roger Wurtele	Chief Financial Officer	April 9, 2026

/s/ Robert L. Cook
Robert L. Cook	Director	April 9, 2026

/s/ Edward Pocock III
Edward Pocock III	Director	April 9, 2026