Form 10-Q
period 2026-03-31
Next Bridge Hydrocarbons, Inc.
filed 2026-05-07
CIK 1936756

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.0001, as of May 7, 2026, was 264,637,563.

NEXT BRIDGE HYDROCARBONS, INC.

QUARTERLY REPORT

For the Quarter Ended March 31, 2026

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

Our actual results and condition could differ materially from those implied or expressed in the forward-looking statements for any reason. They can be affected by a number of factors, including, among others:

●	the risks described in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2025;

●	the volatility of prices and supply of, and demand for, oil and natural gas;

●	the timing and success of our drilling activities;

●	the numerous uncertainties inherent in estimating quantities of oil and natural gas reserves and actual future production rates and associated costs;

●	our ability to successfully identify, execute or effectively integrate future acquisitions;

●	the usual hazards associated with the oil and natural gas industry, including fires, well blowouts, pipe failure, spills, explosions and other unforeseen hazards;

●	our ability to effectively market our oil and natural gas;

●	the availability of rigs, equipment, supplies and personnel;

●	our ability to discover or acquire additional reserves;

●	our ability to satisfy future capital requirements;

●	changes in regulatory requirements;

●	general economic conditions, status of the financial markets and competitive conditions;

●	our ability to retain key members of our senior management and key employees; and

●	our ability to renew oil and gas leases before they expire.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	March 31	December 31
	2026	2025
ASSETS
Current assets:
Cash	$55,035	$163,953
Production receivable	-	451
Prepaid expenses	155,816	172,613
Total current assets	210,851	337,017

Oil and natural gas properties	-	-

Other assets
Deposit - RRC	105,179	105,179
Other asset - related party	474,103	474,103
Total other assets	579,282	579,282

TOTAL ASSETS	$790,133	$916,299

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$208,208	$451,716
Accounts payable - related party	97,027	97,027
Note payable - related party	46,393,832	45,853,832
Note payable	6,000,000	6,000,000
Accrued interest payable	10,768,061	9,787,819
Total current liabilities	63,467,128	62,190,394

Asset retirement obligations	1,076,695	1,075,513

Total liabilities	64,543,823	63,265,907

Commitments and contingencies	-	-

Mezzanine equity, Series ?A? redeemable, non voting, preferred stock Preferred stock, par value $0.0001, 50,000,000 shares authorized; 3,000,000 issued and outstanding at March 31, 2026 and December 31, 2025	4,843	4,843

Stockholders’ deficit:
Common stock, par value $0.0001; 500,000,000 shares authorized; 264,637,564 issued and outstanding at March 31, 2026 issued and 264,637,564 outstanding at December 31, 2025;	26,464	26,464
Additional paid-in capital	107,740,596	107,728,096
Accumulated deficit	(171,525,593)	(170,109,011)
Total stockholders’ deficit	(63,758,533)	(62,354,451)

TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ DEFICIT	$790,133	$916,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025

Oil and natural gas sales	$2,725	$3,064

Operating expenses:
Lease operating expenses	35,843	9,377
Production taxes	196	221
General and administrative	1,383,268	1,147,138
Total operating expenses	1,419,307	1,156,736

Loss before income taxes	(1,416,582)	(1,153,672)

Provision for income taxes	-	-

Net loss	$(1,416,582)	$(1,153,672)

Loss per common share:
Basic and Diluted	$(0.01)	$(0.00)
Weighted average number of common shares outstanding:
Basic and Diluted	264,637,564	263,365,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE
EQUITY

(Unaudited)

	Stockholders’ Deficit						Mezzanine Equity
	Common	Common	Additional	Shares to		Total
	Stock	Stock	Paid-in	to be	Accumulated	Stockholders’	Preferred
	Shares	Amount	Capital	issued	Deficit	Deficit	Shares	Amount
Balance, December 31, 2024	251,930,516	25,193	107,678,096	1,143	(159,547,862)	(51,843,430)	-	-

Common shares issued to Johnson Participants	8,432,047	843	-	(843)	-	-	-	-
Common shares issued to directors and officer	-	-	-	103	-	103	-	-
Imputed interest on related party note payable	-	-	12,500	-	-	12,500	-	-
Net loss	-	-	-	-	(1,153,672)	(1,153,672)	-	-

Balance, March 31, 2025	260,362,563	26,036	107,690,596	403	(160,701,534)	(52,984,499)	-	-

Balance, December 31, 2025	264,637,564	26,464	107,728,096	-	(170,109,011)	(62,354,451)	3,000,000	4,843

Imputed interest on related party note payable	-	-	12,500	-	-	12,500	-	-

Net loss	-	-	-	-	(1,416,582)	(1,416,582)	-	-

Balance, March 31, 2026	264,637,564	26,464	107,740,596	-	(171,525,593)	(63,758,533)	3,000,000	4,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Cash Flows provided by (used in) Operating Activities
Net loss	$(1,416,582)	$(1,153,672)
Adjustments to reconcile net loss to net cash from operations:
Accretion expense	1,182	1,799
Expense related to stock based compensation	-	103
Imputed interest on note payable	12,500	12,500
Change in:
Accounts receivable	451	83,249
Other asset - related party	-	(36,253)
Prepaid expenses	16,797	(39,644)
Accounts payable and accrued expenses	736,734	742,047
Net cash used in operating activities	(648,918)	(389,871)

Cash Flows used in Investing Activities
Investment in oil and natural gas properties	-	(14,952)
Net cash used in investing activities	-	(14,952)

Cash Flows provided by Financing Activities
Proceeds from notes payable, related party	540,000	230,000
Net cash provided by financing activities	540,000	230,000

Net change in cash	(108,918)	(174,823)

Cash - beginning of period	163,953	191,117

Cash - end of period	$55,035	$16,294

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$80,000

Supplemental disclosure of non-cash investing and financing activities:
Increase in note payable, related party for settlement of accounts payable	$-	$215,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

1.	NATURE OF BUSINESS

Next Bridge Hydrocarbons, Inc. (the “Company”) was incorporated in Nevada on August 31, 2021, as OilCo Holdings, Inc. and changed its name to Next Bridge Hydrocarbons, Inc. pursuant to its Amended and Restated Articles of Incorporation filed on June 30, 2022.

The Company is an energy company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties in the United States. The Company has minor interests in the Eastern edge of the Midland Basin in Texas (the “Hazel Project”), and two minor well interests in the Hunton wells located in Oklahoma (the “Oklahoma Properties”). The Company has no employees. We engage contractors and consultants for various roles as needed including management and high quality exploration and technical partners

The Company operates its business through nine wholly owned subsidiaries Torchlight Energy, Inc., a Nevada corporation (“TEI”), Hudspeth Oil Corporation, a Texas corporation (“Hudspeth”), Torchlight Hazel, LLC, a Texas limited liability company (“Torchlight Hazel”), Wolfbone Investments, LLC, a Texas limited liability company (“Wolfbone”), Hudspeth Operating, LLC, a Texas limited liability company and wholly owned subsidiary of Hudspeth (“Hudspeth Operating”), Wildcat Panther, LLC, a Texas limited liability company (“Panther”), Wildcat Valentine, LLC, a Texas limited liability company (“Valentine”), Wildcat Cowboy, LLC, a Texas limited liability company (“Cowboy”), Wildcat Packer, LLC, a Texas limited liability company (“Packer”). All intercompany transactions have been eliminated in these condensed consolidated financial statements.

2.	GOING CONCERN

At March 31, 2026, the Company had not yet achieved profitable operations. The Company had a net loss of $1,416,582 for the three months ended March 31, 2026. The Company expects to incur further losses in the development of its business. The Company had a working capital deficit as of March 31, 2026, of $63,256,277. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

These condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and therefore, the financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classifications of liabilities that may result from the outcome of this uncertainty.

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

Use of estimates—The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and certain assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.

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

In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to fairly present the financial position as of, and the results of operations for all periods presented. In preparing the accompanying condensed consolidated financial statements, management has made certain estimates and assumptions that affect reported amounts in the condensed consolidated financial statements and disclosures of contingencies. Actual results may differ from those estimates.

Reclassification—Certain prior year amounts related to Other assets – related party have been reclassified.

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

Accounts receivable – Accounts receivable consist of amounts due from Joint Interest Billing to working interest owners, if any, who were participants, in Company owned projects. Balances due, if any, represent their pro rata share of charges for development and operating costs allocable to wells after applying any prepayments from those owners.

Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of March 31, 2026 and December 31, 2025, no valuation allowance was considered necessary.

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

Impairment expense of $5,373,207 for the year ended December 31, 2025, was recorded from participation in drilling and development of a well on the Panther acreage in Louisiana determined to be a dry hole and management’s review of other Louisiana properties for impairment as of December 31, 2025.

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

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During the three months ended March 31, 2026, the Company capitalized $-0- of interest on unevaluated properties. Capitalized interest for the year ended December 31, 2025, was $-0-.

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

Income taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that the related tax benefits will not be realized. Reference Note 9 to the Financial Statements.

Authoritative guidance for uncertainty in income taxes requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an examination. Management has reviewed the Company’s tax positions and determined there were no uncertain tax positions requiring recognition in the condensed consolidated financial statements. Company tax returns remain subject to federal and state tax examinations. Generally, the applicable statutes of limitation are ten years from their respective filings.

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the statements of operation. The Company has not recorded any interest or penalties associated with unrecognized tax benefits for the three months ended March 31, 2026, or for the three months ended March 31, 2025.

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

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The Company had no dilutive shares for the three months ended March 31, 2026, or for the three months ended March 31, 2025.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations. The Company accrued no liability as of March 31, 2026, and December 31, 2025.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. ASU 2025-05 is effective for annual and interim periods beginning after December 15, 2025 on a prospective basis, with early adoption permitted. The Company has adopted this standard for our fiscal year 2026 annual financial statements and interim financial statements. The adoption did not have a material impact on our financial statements or results of operations.

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

The Company’s Chief Executive Officer (“CEO”) has been determined to be the Chief Operating Decision Maker (CODM) of the Company. The CEO uses net income, as reported on our condensed consolidated income statements, to assess financial performance and allocate resources on a consolidated basis. The CEO manages and evaluates the results of the Company on a consolidated basis, and net income is used to evaluate key operating decisions, such as making strategic acquisitions, determining transaction structures to capitalize on the development of oil and natural gas properties, and allocating resources for general and administrative expenditures. The CEO does not review consolidated balance sheet assets when assessing segment performance and deciding how to allocate resources. The measure of segment assets is reported on the balance sheet as total consolidated assets. Disaggregated operating revenues of the Company’s single segment and all significant segment expenses are presented separately on the Company’s condensed consolidated statement of operations. There are no other significant segment expenses or other segment items that would require disclosure.

4.	OIL & NATURAL GAS PROPERTIES

The following table presents the capitalized costs for oil and natural gas properties of the Company:

	March 31, 2026	December 31, 2025
Evaluated costs subject to amortization	$-	$-
Unevaluated costs	-	5,373,207
Total capitalized costs	-	5,373,207
Less accumulated depreciation, depletion and amortization	-	-
Less accumulated impairment	-	(5,373,207)

Total oil and natural gas properties	$-	$-

Impairment expense of $5,373,207 for the year ended December 31, 2025, was recorded from participation in drilling and development of a well on the Panther acreage in Louisiana determined to be a dry hole and management’s review of other Louisiana properties for impairment as of December 31, 2025.

Impairment expense of $56,186,313 for the year ended December 31, 2024, arose from the October 8, 2024, notice from University Lands that the Company’s Orogrande mineral interest agreement would not be renewed at its December 31, 2024, scheduled expiration.

The Company periodically adjusts for the separation of evaluated versus unevaluated costs within its full cost pool to recognize the value impairment related to the expiration of, or changes in market value, of unevaluated leases. The impact of reclassifications as they become necessary is to increase the basis for calculation of future period’s depletion, depreciation and amortization which effectively recognizes the impairment on the condensed consolidated statement of operations over future periods. Reclassified costs also become evaluated costs for purposes of ceiling tests, and which may cause recognition of increased impairment expense in future periods.

The Company had no proved reserve value associated with our properties as of March 31, 2026.

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

As of March 31, 2026, the Company had interests in three oil and natural gas projects: the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, two wells in Central Oklahoma, and the Wildcat properties that hold mineral leases in Louisiana.

During the fourth quarter of 2025 Magnetar began development on the initial test well on the Valentine mineral acreage in Louisiana held by our subsidiary Wildcat–Valentine LLC. The Company declined to exercise its option to participate in the drilling project. Magnetar has granted the Company a nominal net 0.8% working interest in the initial test well being developed.

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

Hunton Play, Central Oklahoma

As of March 31, 2026, the Company was producing from one well in the Viking Area of Mutual Interest and one well in Prairie Grove.

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

The Company has paid $474,103 toward the seismic data collection and other costs related to maintain the Bronco leases through December 31, 2025, which it recorded as a prepayment toward either a future assignment of the Bronco, or as having an interest in the proceeds of a sale of the Bronco by Mr. McCabe to an unrelated party. These costs have been reclassified as of December 31, 2025, as “Other assets – related party”.

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

The combined balance on the 2021 Note and the Loan Agreement as of March 31,2026 was $21.22 million. As of March 31, 2026, the combined total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $6.88 million.

The maturity dates of the 2021 Note and Loan Agreement have been extended several times. An amendment to the 2021 Note and Loan Agreement entered into on June 30, 2025, includes an automatic renewal provision, and the maturity date of both is presently extended to June 30, 2026.

On December 22, 2022, the Company issued an unsecured promissory note in the principal amount of up to $20 million in favor of Mr. McCabe (the “2022 Note”), which bears interest at 5% per annum, computed on the basis of a 365-day year. As of March 31, 2026, the Company had $25.17 million in principal amount outstanding under the 2022 Note. As of March 31, 2026, the Company had $3.22 million in accrued but unpaid interest on the 2022 Note.

The maturity dates of the 2022 Note have been extended several times. An amendment to the 2022 Note entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of both is presently extended to June 30, 2026.

MPC has also advanced $97,027 for advance lease payments related to the “Bronco Project” which is pending transfer to the Company as of December 31, 2025. The Company is accounting for the advances as accounts payable and prepaid costs until the transfer of the project is completed. The prepaid costs have been reclassified as of December 31, 2025, as “Other assets – related party”.

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

Environmental Matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of March 31, 2026, and December 31, 2025, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

7.	MEZZANINE EQUITY

Series A Preferred Stock

On August 20, 2025, the Company entered into and closed a transaction with Panther Bridge, LLC, a Texas limited liability company (“Panther Bridge”), under which Panther Bridge loaned $6,000,000 to the Company, see note 10. The transaction was effective through a Subscription Agreement that was entered into between the two parties, under which the Company sold to Panther Bridge an 18% Unsecured Promissory Note in the original principal amount of $6,000,000 (the “Panther Bridge Note”), along with 3,000,000 shares of Series A Redeemable Preferred Stock, par value of $0.0001 per share (the “Preferred Stock”) for $0. The Series A Preferred Stock is recorded at the fair value at the time of issuance of $4,843 in the Company’s Condensed Consolidated Financial Statements.

Mezzanine Classification

The Series A Preferred Stock is redeemable in the event of certain change of control events involving the Company. S99-3A(2) of the SEC’s Accounting Series Release No. 268 (“ASR 268”) requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268 guidance an issuer should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series A Preferred Stock is not mandatorily redeemable. A change in control, however, is not solely in control of the Company, and accordingly, the Company determined that mezzanine treatment is appropriate for the Series A and has presented it as such in our Condensed Consolidated Financial Statements as of and for the year ended December 31, 2025 and for the three months ended March 31, 2026.

Liquidation Preference

The Series A Preferred Stock will rank senior to the Company’s common stock, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

Dividends

Holders of the Series A Preferred Stock are entitled to a dividend at the rate of 18.0% per annum, compounding quarterly, paid in cash, at the Company’s election. For any quarter in which the Company elects not to pay the dividend in cash, such dividend will become part of the redemption price of each share of Series A Preferred Stock as of the applicable dividend payment date. During the three months ended March 31, 2026, the Company did not declare or pay dividends.

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

As of March 31, 2026, the Series A Preferred Stock is not probable of becoming redeemable.

8.	STOCKHOLDERS’ EQUITY

The Company has 500,000,000 authorized shares of common stock, par value of $0.0001 per share, and 50,000,000 authorized shares of preferred stock, par value of $0.0001 per share.

Three months ended March 31, 2025

Effective December 30, 2024, the Company issued 8,432,047 shares of common stock to the Participants in the Johnson Project. On October 6, 2023, the Company and certain investor participants (each a “Participant” and collectively the “Participants”) entered into twenty-five separate Participation Agreements (the “Participation Agreements”) to conduct drilling of wells in the Company’s approximately 17,000 acre Johnson Prospect in Hudspeth County, Texas. Within a specified period following drilling of the initial five wells, pursuant to the Participation Agreement, each Participant had the right to elect to transfer and assign all its interests to the Company in exchange for the issuance of shares of common stock. All 25 participants elected to exercise that right effective December 30, 2024, requiring the issuance of common stock. Certificates were issued in first quarter of 2025.

On March 10, 2025, the Company authorized issuance of 1,025,000 shares of common stock valued at par value of $103 to directors, an officer, and a consultant for services.

Three months ended March 31, 2026

There were no issues of common or preferred stock during the three months ended March 31,2026.

As of March 31, 2026, the Company had 264,637,564 outstanding shares of common stock and 3,000,000 shares of preferred stock outstanding.

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

Upon the resignations by certain of the Company’s employees in the second quarter, 2023, 6,618,889 of the options granted to those employees in March, 2023 were forfeited, canceled, and returned to the option pool available under the 2022 Plan.

As of March 31, 2026, and December 31, 2025, 29,237,632 options were outstanding.

Vesting was subject to continued service with the Company for up to one year with provisions for earlier vesting subject to the attainment of events outlined in the Plan.

All options outstanding were fully vested as of December 31, 2023.

Inputs to the Black-Scholes Model are as follows:

Risk-free interest rate	4.00%
Expected volatility of common stock	125.39%
Dividend yield	0.00%
Discount due to lack of marketability	0%
Expected life of option/warrant	5.5 Years

Option expense for the three months ended March 31, 2026 and the year ended December 31, 2025, net of forfeitures, was $-0- and $-0-, respectively. No options were granted in 2025 or in the three months ended March 31, 2026.

A summary of stock options outstanding as of March 31, 2026, all of which expire in 2033, including the relevant exercise price is presented below:

Exercise	Expiration
Price	2033	Total
$1.2056	29,237,632	29,237,632
	29,237,632	29,237,632

9.	INCOME TAXES

The Company recorded no income tax provision at March 31, 2026 and December 31, 2025 because of anticipated losses for the 2026 fiscal year and actual losses incurred in 2025.

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the three months ended March 31, 2026 because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the year ended December 31, 2025.

The Company had federal net operating loss carryforwards of $123,896,313 as of December 31, 2025. The federal net operating loss carryforward will begin to expire in 2035. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

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

On December 31, 2023, the Company and Mr. McCabe as successor in interest to Meta entered into an amendment to the 2021 Note and an amendment to the Loan Agreement extending the 2021 Note maturity date. An amendment to the 2021 Note entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of the 2021 Note is presently extended to June 30, 2026.

Loan Agreement

Additionally, we have an aggregate principal balance of $6,221,028 outstanding under the Loan Agreement with Mr. McCabe as successor-in-interest to Meta, which bears interest at a fixed rate of 8% per annum if no event of default exists, and at a fixed rate of 12% per annum if an event of default exists.

On December 31, 2023, the Company and Mr. McCabe entered an amendment to the Loan Agreement extending the maturity date. An amendment to the Loan Agreement entered into on June 30, 2025, includes an automatic renewal provision, and the maturity date of the Loan Agreement is presently extended to June 30, 2026.

The combined balance on the 2021 Note ($15.00 million) and the Loan Agreement ($6.22 million) as of March 31, 2026, was $21.22 million. As of March 31, 2026, the total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $6.88 million.

December 2022 Note

In connection with the Merger, on December 22, 2022, the Company entered into an additional Note in the principal amount of up to $20 million in favor of Mr. McCabe. Mr. McCabe is the largest shareholder of the Company’s common stock and the chairman of the board of directors of the Company. As of March 31, 2026, the Company had a balance of $25.17 million and accrued and unpaid interest of $3.22 million due under the 2022 Note. An amendment to the 2022 Note entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of the 2022 Note is presently extended to June 30, 2026.

As of March 31, 2026, Notes Payable – related party includes balances of the 2021 Note and Loan Agreement and the December 2022 Note, as detailed above, totaling $46.39 million, and additional borrowing and adjustment to the December 2022 note during the three months ended March 31, 2026 totaling $540,000.

A portion of the advances from Mr. McCabe are not interest bearing. Imputed interest of $12,500 has been recorded on the -0-% portion of the note for the three months ended March 31, 2026.

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

Panther Bridge LLC Note August 2025

On August 20, 2025, the Company entered into and closed a transaction with Panther Bridge, LLC, a Texas limited liability company (“Panther Bridge”), under which Panther Bridge loaned $6,000,000 to the Company. The transaction was effected through a Subscription Agreement that was entered into between the two parties, under which the Company sold to Panther Bridge an 18% Unsecured Promissory Note in the original principal amount of $6,000,000 (the “Panther Bridge Note”), along with 3,000,000 shares of Series A Redeemable Preferred Stock, par value of $0.0001 per share (the “Preferred Stock”), and an Assignment of Net Profits Interest and Irrevocable Option to Convert to Working Interest from the ownership in the Panther Prospect of the Company (the “Assignment”). Panther Bridge is managed by Gregory McCabe, Jr., the son of the Company’s Chairman and Chief Executive Officer, Gregory McCabe (“McCabe Sr.”). Neither of the McCabes have any economic interest in Panther Bridge. Panther Bridge has multiple outside investors, none of which are considered related persons to the Company.

The Panther Bridge Note bears interest at the rate of 18% per annum with one balloon payment of principal and interest being due and payable on the maturity date of August 20, 2026. The proceeds of the $6,000,000 loan were to be used to pay off the 12% Secured Promissory Note held by CAPCO Holding, Inc. in the principal amount of $2,000,000, to pay any obligations of the Company for the Panther Prospect, and for general corporate purposes. None of proceeds will be used for repayment of any debts owed to McCabe Sr. The Panther Prospect includes approximately 618 gross acres and 618 net acres of land situated in Acadia Parish, Louisiana. The Company has elected to participate as a non-operating working interest owner in the next well drilled on the Panther Prospect. As part of the loan transaction, the Company, Panther Bridge, and McCabe Sr. entered into a Subordination Agreement (the “Subordination Agreement”) under which McCabe Sr. agreed to subordinate all of the Company’s indebtedness and obligations owed to him to the indebtedness under the Panther Bridge Note, under the terms and conditions of the Subordination Agreement. The Panther well was declared to be a dry hole in November 2025.

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

As of March 31, 2026, accrued and unpaid interest on the Panther Bridge note was $670,246.

11.	ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the long term asset retirement obligations liability through March 31, 2026:

Asset retirement obligations – January 1, 2025	$1,099,311

Accretion expense	7,197
Estimated liabilities recorded	-
Settlement of ARO obligation	(30,995)

Asset retirement obligations – December 31, 2025	$1,075,513

Accretion expense	1,182
Estimated liabilities recorded	-
Settlement of ARO obligation	-

Asset retirement obligations – March 31, 2026	$1,076,695

12.	SUBSEQUENT EVENTS

Management’s review revealed no subsequent events requiring disclosure.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that are included elsewhere in this report and the audited condensed consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. Some of the information contained in this discussion and analysis constitutes forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report, particularly under the section titled “Cautionary Statement Concerning Forward-Looking Statements.”

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

Market Conditions, Commodity Prices and Interest Rates

U.S. and global markets have experienced heightened volatility following impactful geopolitical events, consistent evidence of widespread inflation, as well as increased fears of an economic recession. The global banking sector has experienced material disruptions which has also contributed to market volatility. Further, the February 2026 military conflict involving the United States, Israel, and Iran has led to significant volatility in the market prices for crude oil and natural gas. Any prolonged disruption to global shipping routes, particularly the Strait of Hormuz, could result in material impacts to global supply and demand balances, potentially leading to sudden price drops if global economic activity slows, or extreme price spikes that could increase our operating and service costs. This and other Middle East conflicts, along with the ongoing war between Ukraine and Russia, could continue to exacerbate supply shortages, leading to disruptions in the credit and capital markets, including significant uncertainty in commodity prices. While we operate primarily in the United States, prices for oil and natural gas are determined primarily by prevailing global market conditions, which have been and could continue to be volatile.

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

Results of Operations

Results for the three month periods ending March 31, 2026 and 2025

Revenue and Gross Profit

	Three Months Ended March 31
	2026	2025
Product Sales BOE	112	131

Total Revenue	$2,725	$3,064
Cost of revenue	($36,039)	($9,598)
Gross Profit (Loss)	($33,314)	($6,534)

Gross profit percentage	(1222.53)%	(213.25)%

Production Revenues and Cost of Revenue

For the three months ended March 31, 2026, we had production revenue of $2,725 compared to $3,064 of production revenue for the prior year period. The change in revenue was primarily due to revenue from production sold from the Oklahoma wells. Our cost of revenue, consisting of lease operating expenses and production taxes, was $36,039 and $9,598 for the three months ended March 31, 2026, and 2025, respectively.

Refer to the table of production and revenue included below for changes in revenue:

		Oil	Gas
		Production	Production	Oil	Gas	Total
Property	Quarter	{BBLS}	{MCF}	Revenue	Revenue	Revenue
Oklahoma	Q1 - 2025	30	604	1,986	1,078	3,064
Hazel (TX)	Q1 - 2025	0	0	0	0	0
Total Q1-2025		30	604	1,986	1,078	3,064

Oklahoma	Q2 - 2025	14	510	816	1147	1963
Hazel (TX)	Q2 - 2025	0	0	0	0	0
Total Q2-2025		14	510	816	1147	1963

Oklahoma	Q3 - 2025	14	698	937	1418	2355
Hazel (TX)	Q3 - 2025	0	0	0	0	0
Total Q3-2025		14	698	937	1418	2355

Oklahoma	Q4- 2025	28	629	1739	1222	2961
Hazel (TX)	Q4 - 2025	0	0	0	0	0
Total Q4-2025		28	629	1739	1222	2961

Total 2025		86	2,441	5,478	4,865	10,343

Average Commodity Price				$63.70	$1.99

Oklahoma	Q1 - 2026	14	589	838	1,887	2,725
Hazel (TX)	Q1 - 2026	0	0	-	-	-
Total Q1-2026		14	589	838	1,887	2,725

Average Commodity Price				$59.86	$3.20

Expenses for the three months ended March 31, 2026 and 2025

We did not record any depreciation, depletion and amortization expense for the three months ended March 31, 2026 or 2025.

General and Administrative Expenses

	Three Months
	Ended March 31
	2026	2025
General & Administrative	$1,383,268	$1,147,138
Total general and administrative expenses	$1,383,268	$1,147,138

General and Administrative Expenses

Our general and administrative expense for the three-month period ended March 31, 2026, was $1,383,268 compared with $1,147,138 for the same period from the prior year.

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

See the disclosure in Note 5 and Note 10 of the notes to our financial statements as of and for the three months ended March 31, 2026 included in this report for information about the 2021 Note, Loan Agreement, 2022 Note and other obligations, which information is incorporated herein by reference.

Contractual Obligations

Our most significant contractual obligations relate to the Loan Agreement, the 2021 Note, and the 2022 Note.

Our debt obligations include the $15 million principal balance outstanding under the 2021 Note, which incurs interest at 8% per annum and matures on March 31, 2024. On September 2, 2022, we entered into a Loan Agreement that governs the term loans advanced to us from Meta on April 14, 2022, May 4, 2022, May 12, 2022, May 26, 2022, June 1, 2022, June 13, 2022, June 28, 2022, August 11, 2022 and August 29, 2022, for an aggregate principal balance outstanding of $5 million, which is the maximum amount of Meta’s commitment under the Loan Agreement. The term loans incur interest at a per annum rate equal to 8%. An amendment to the 2021 Note entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of the 2021 Note is presently extended to March 31, 2026.

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

For the year ended December 31, 2025, we incurred an aggregate interest on the 2022 Note, the 2021 Note and under the Loan Agreement of $2,776,954. Interest accrued for the three months ended March 31, 2026 was $713,940.

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

On August 20, 2025, the Company entered into and closed a transaction with Panther Bridge, LLC, a Texas limited liability company, under which $6,000,000 was loaned to the Company.

As of March 31, 2026, we had $55,035 of liquidity, comprised of cash and cash equivalents on hand. Our short and long-term capital requirements consist primarily of funding our development and drilling activities, payment of contractual obligations and debt service.

At March 31, 2026, we had working capital deficit of $63,256,277 and total assets of $790,133. Stockholders’ deficit was $63,758,533. The negative working capital is principally due to notes payable which were payable within one year.

Management believes that our currently available resources may not provide sufficient funds to enable us to meet our financing and drilling obligations for the 2026 fiscal year. We anticipate that we will continue to incur operating losses and generate negative cash flows from operations for the foreseeable future. As a result, we will need additional capital resources to fund our operations both in the short term and in the long term, prior to achieving break even or positive operating cash flow. While we do not have any committed sources of capital, we expect to continue to opportunistically seek access to additional funds through public or private equity offerings or debt financings, through partnering or other strategic arrangements, including credit application arrangements with our third party servicers, or a combination of the foregoing. Despite our efforts, we may face obstacles in continuing to attract new financing due to industry conditions and our history and current record of net losses. We can provide no assurance that we will be able to obtain the financing required to meet our stated objectives or even to continue as a going concern.

We do not expect to pay cash dividends on our common stock in the foreseeable future.

The following table summarizes sources and uses of cash and cash equivalents:

	Three Months Ended March 31,
	2026	2025
Net (loss)	(1,416,582)	(1,153,672)

Net cash (used in) operating activities	(648,918)	(389,871)

Net cash provided by (used in ) investing activities	-	(14,952)

Net cash provided by financing activities	540,000	230,000

Net increase (decrease) in cash	$(108,918)	$(174,823)

Cash—beginning of period	$163,953	$191,117
Cash—end of period	$55,035	$16,294

Cash Flow Used in Operating Activities

Cash flow used in provided by operating activities for the three months ended March 31, 2026 was $(648,918) compared to (389,871) for the three months ended March 31, 2025. Cash flows (used in) operating activities for the three months ended March 31, 2026 can be primarily attributed to the net loss from operations and changes in accrued liabilities. Cash flows used in operating activities for the three months ended March 31, 2025, can be primarily attributed to the net loss from operations and a change in accounts payable. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash Flow Used in Investing Activities

Cash flow used in investing activities for the three months ended March 31, 2026 was $(-0-) compared to $(14,952) for the three months ended March 31, 2025. Cash flow used in investing activities principally consists of investment in oil and natural gas properties in Texas.

Cash Flows from Financing Activities

Cash flows from financing activities for the three months ended March 31, 2026 was $540,000 compared to $230,000 for the three months ended March 31, 2025. Cash flows from financing activities consists of proceeds from additional borrowings from a related party. For the three months ended March 31, 2026, we incurred aggregate interest on the 2022 Note, the 2021 Note and under the Loan Agreement of $713,940.

Capital Expenditures

Our capital expenditures are summarized in the following table:

	Three Months Ended March 31,
	2026	2025
Acquisitions:
Proved property	$-	$-
Unproved property working interest	-	-
Exploration and development:
Developmental leasehold costs	-	-
Exploratory drilling and completion costs	-	-
Development drilling and completion costs	-	14,952
Other development costs	-	-
Capitalized interest	-	-
Asset retirement obligations		-
Total exploration and development	-	14,952

Other property	-	-
Total capital expenditures	$-	$14,952
Change in accrued capital expenditures and other	(736,734)	(742,047)
Prepaid drilling costs	-	-
Capitalized interest	-	-

Asset retirement obligations	-	-
Total net cash capital expenditures	$(736,734)	$(727,095)

Critical Accounting Estimates

See Note 3—Significant Accounting Policies to the unaudited condensed consolidated financial statements included elsewhere in this report for a description of the material changes to the Company’s critical accounting policies and estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective is based on the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

See Note 6. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included elsewhere in this report for information regarding our legal proceedings, which information is incorporated by reference into this Item 1.

ITEM 1A.	RISK FACTORS

A description of the risk factors associated with our business is contained in the “Risk Factors” section of Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our risk factors as previously reported.

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

NEXT BRIDGE HYDROCARBONS, INC.

Date: May 7, 2026	/s/ Gregory McCabe
Gregory McCabe, Chief Executive Officer and President
(Principal Executive Officer)

Date: May 7, 2026	/s/ Roger Wurtele
Roger Wurtele, Chief Financial Officer
(Principal Financial and Accounting Officer)