Form 10-Q
period 2026-06-30
Next Bridge Hydrocarbons, Inc.
filed 2026-08-11
CIK 1936756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.0001, as of August 11, 2026, was 264,637,564.

NEXT BRIDGE HYDROCARBONS, INC.

QUARTERLY REPORT

For the Quarter Ended June 30, 2026

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

DEFINITIONS

The following are abbreviations and definitions of terms commonly used in the oil and gas industry and in this report. Natural gas equivalents and crude oil equivalents are determined using the ratio of six Mcf to one barrel. Unless the context otherwise requires, all references to “us,” “our,” “we,” “NBH,” the “Company” or “Next Bridge” mean Next Bridge Hydrocarbons, Inc. and where applicable, its consolidated subsidiaries including Torchlight Hazel, LLC, a Texas limited liability company (“Torchlight Hazel”), Hudspeth Oil Corporation, a Texas corporation (“Hudspeth”), Hudspeth Operating, LLC, a Texas limited liability company (“Hudspeth Operating”), and Torchlight Energy, Inc., a Nevada corporation (“TEI”), Wolfbone Investments LLC, a Texas limited liability company (“Wolfbone”), Wildcat Panther, LLC, a Texas limited liability company (“Panther”), Wildcat Valentine, LLC, a Texas limited liability company (“Valentine”), Wildcat Cowboy, LLC, a Texas limited liability company (“Cowboy”), Wildcat Packer, LLC, a Texas limited liability company (“Packer”).

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	June 30	December 31
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash	$116,254	$163,953
Production receivable	-	451
Prepaid expenses	73,102	172,613
Total current assets	189,356	337,017

Oil and natural gas properties	-	-

Other assets
Deposit - RRC	105,179	105,179
Other asset - related party	474,103	474,103
Total other assets	579,282	579,282

TOTAL ASSETS	$768,638	$916,299

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$813,088	$451,716
Accounts payable - related party	97,027	97,027
Note payable - related party	46,998,832	45,853,832
Note payable	6,000,000	6,000,000
Accrued interest payable	11,765,147	9,787,819
Total current liabilities	65,674,094	62,190,394

Asset retirement obligations	1,077,876	1,075,513

Total liabilities	66,751,970	63,265,907

Commitments and contingencies	-	-

Mezzanine equity, Series “A” redeemable, non voting, preferred stock
Preferred stock, par value $0.0001, 50,000,000 shares authorized; 3,000,000 issued and outstanding at June 30, 2026 and December 31, 2025	4,843	4,843

Stockholders’ deficit:
Common stock, par value $0.0001; 500,000,000 shares authorized; 264,637,564 issued and outstanding at June 30, 2026 issued and 264,637,564 outstanding at December 31, 2025;	26,464	26,464
Additional paid-in capital	107,753,096	107,728,096
Accumulated deficit	(173,767,735)	(170,109,011)
Total stockholders’ deficit	(65,988,175)	(62,354,451)

TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ DEFICIT	$768,638	$916,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Oil and natural gas sales	$1,990	$1,963	$4,716	$5,027

Operating expenses:
Lease operating expenses	8,802	13,946	44,646	23,323
Production taxes	143	141	340	362
General and administrative	1,625,242	1,191,142	3,008,509	2,338,280
Total operating expenses	1,634,187	1,205,229	3,053,495	2,361,965

Other expense	609,945	-	609,945	-
Total other expense	609,945	-	609,945	-

Loss before income taxes	(2,242,142)	(1,203,266)	(3,658,724)	(2,356,938)

Provision for income taxes	-	-	-	-

Net loss	$(2,242,142)	$(1,203,266)	$(3,658,724)	$(2,356,938)

Loss per common share:
Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding:
Basic and Diluted	264,637,564	263,996,817	264,637,564	263,996,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY
(Unaudited)

	Stockholders’ Deficit						Mezzanine Equity
	Common	Common	Additional	Shares to		Total
	Stock	Stock	Paid-in	to be	Accumulated	Stockholders’	Preferred
	Shares	Amount	Capital	issued	Deficit	Deficit	Shares	Amount

Balance, December 31, 2024	251,930,516	25,193	$107,678,096	$1,143	$(159,547,862)	$(51,843,430)	-	-

Common shares issued to Johnson Participants	8,432,047	843	-	(843)	-	-	-	-
Common shares issued to directors and officer	-	-	-	103	-	103	-	-
Imputed interest on related party note payable	-	-	12,500	-	-	12,500	-	-
Net loss	-	-	-		(1,153,672)	(1,153,672)	-	-

Balance, March 31, 2025	260,362,563	26,036	$107,690,596	$403	$(160,701,534)	$(52,984,499)	-	-

Common shares issued to directors and officer	4,025,000	403	-	(403)	-	-	-	-
Imputed interest on related party note payable	-	-	12,500	-	-	12,500	-	-
Net loss	-	-	-	-	(1,203,266)	(1,203,266)	-	-

Balance, June 30, 2025	264,387,563	26,439	$107,703,096	$-	$(161,904,800)	$(54,175,265)	-	-

Balance, December 31, 2025	264,637,564	26,464	$107,728,096	$-	$(170,109,011)	$(62,354,451)	3,000,000	$4,843

Imputed interest on related party note payable	-	-	12,500	-	-	12,500	-	-

Net loss	-	-	-	-	(1,416,582)	(1,416,582)	-	-

Balance, March 31, 2026	264,637,564	26,464	$107,740,596	$-	$(171,525,593)	$(63,758,533)	3,000,000	$4,843

Imputed interest on related party note payable	-	-	12,500	-	-	12,500	-	-

Net loss	-	-	-	-	(2,242,142)	(2,242,142)	-	-

Balance, June 30, 2026	264,637,564	26,464	$107,753,096	$-	$(173,767,735)	$(65,988,175)	3,000,000	$4,843

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2026	June 30, 2025
Cash Flows provided by (used in) Operating Activities
Net loss	$(3,658,724)	$(2,356,938)
Adjustments to reconcile net loss to net cash from operations:
Accretion expense	2,363	3,598
Expense related to stock based compensation	-	103
Imputed interest on note payable	25,000	25,000
Change in:
Accounts receivable	451	84,506
Other asset - related party	-	(57,367)
Prepaid expenses	99,511	(115,228)
Accounts payable and accrued expenses	2,338,700	1,232,776
Net cash used in operating activities	(1,192,699)	(1,183,550)

Cash Flows used in Investing Activities
Investment in oil and natural gas properties	-	(20,966)
Net cash used in investing activities	-	(20,966)

Cash Flows provided by Financing Activities
Proceeds from notes payable, related party	1,145,000	1,018,000
Net cash provided by financing activities	1,145,000	1,018,000

Net change in cash	(47,699)	(186,516)

Cash - beginning of period	163,953	191,117

Cash - end of period	$116,254	$4,601

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$320,000

Supplemental disclosure of non-cash investing and financing activities:
Increase in note payable, related party for settlement of accounts payable	$-	$215,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

1.	NATURE OF BUSINESS

Next Bridge Hydrocarbons, Inc. (the “Company”) was incorporated in Nevada on August 31, 2021, as OilCo Holdings, Inc. and changed its name to Next Bridge Hydrocarbons, Inc. pursuant to its Amended and Restated Articles of Incorporation filed on June 30, 2022.

The Company is an energy company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties in the United States. The Company has minor interests in the eastern edge of the Midland Basin in Texas (the “Hazel Project”), two minor well interests in the Hunton wells located in Oklahoma (the “Oklahoma Properties”), and undeveloped mineral lease interests in LaFourche Parish and Acadia Parish, Louisiana. As of June 30, 2026, the Company had no proved reserves and no capitalized oil and natural gas properties reflected on its balance sheet and is focused on evaluating acquisition, development and financing opportunities. The Company has no employees. We engage contractors and consultants for various roles as needed including management and high quality exploration and technical partners.

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

At June 30, 2026, the Company had not yet achieved profitable operations. The Company had a net loss of $3,658,724 for the six months ended June 30, 2026. The Company expects to incur further losses in the development of its business. The Company had a working capital deficit as of June 30, 2026, of $65,484,738. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of June 30, 2026 and December 31, 2025, no valuation allowance was considered necessary.

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

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During the six months ended June 30, 2026, the Company capitalized $-0- of interest on unevaluated properties. Capitalized interest for the year ended December 31, 2025, was $-0-.

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

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the statements of operation. The Company has not recorded any interest or penalties associated with unrecognized tax benefits for the six months ended June 30, 2026, or for the six months ended June 30, 2025.

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

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The Company had no dilutive shares for the six months ended June 30, 2026, or for the six months ended June 30, 2025.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations. The Company accrued no liability as of June 30, 2026, and December 31, 2025.

Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires public entities to disclosure additional information about certain costs and expenses included in relevant expense captions presented on the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Management is currently evaluating ASU 2024-03 to determine its impact on the Company’s disclosures.

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

4.	OIL & NATURAL GAS PROPERTIES

The following table presents the capitalized costs for oil and natural gas properties of the Company:

	June 30, 2026	December 31, 2025
Evaluated costs subject to amortization	$-	$-
Unevaluated costs	-	5,373,207
Total capitalized costs	-	5,373,207
Less accumulated depreciation, depletion and amortization	-	-
Less accumulated impairment	-	(5,373,207)

Total oil and natural gas properties	$-	$-

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

The Company had no proved reserve value associated with our properties as of June 30, 2026.

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

As of June 30, 2026, the Company had interests in three oil and natural gas projects: the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, two wells in Central Oklahoma, and the Wildcat properties that hold mineral leases in Louisiana.

During the fourth quarter of 2025 Magnetar began development on the initial test well on the Valentine mineral acreage in Louisiana held by our subsidiary Wildcat–Valentine LLC. The Company declined to exercise its option to participate in the drilling project. Magnetar had granted the Company a nominal net 0.8% working interest in the initial test well being developed. The Magnetar Valentine development effort resulted in a dry hole.

The Louisiana unevaluated mineral leases were fully impaired as of December 31, 2025.

As of June 30, 2026, the Company had no proved reserves and no capitalized oil and natural gas properties costs reflected on its balance sheet and is focused on evaluating acquisition, development and financing opportunities.

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

Hunton Play, Central Oklahoma

As of June 30, 2026, the Company was producing from one well in the Viking Area of Mutual Interest and one well in Prairie Grove.

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

The Company has paid $474,103 toward the seismic data collection and other costs related to maintain the Bronco leases through December 31, 2025, which it recorded as a prepayment toward either a future assignment of the Bronco, or as having an interest in the proceeds of a sale of the Bronco by Mr. McCabe to an unrelated party. These costs were reclassified as of December 31, 2025, as “Other asset – related party”.

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

The combined balance on the 2021 Note and the Loan Agreement as of June 30, 2026 was $21.22 million. As of June 30, 2026, the combined total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $7.30 million.

The maturity dates of the 2021 Note and Loan Agreement have been extended several times. An amendment to the 2021 Note and Loan Agreement entered into on June 30, 2025, includes an automatic renewal provision, and the maturity date of both is presently extended to September 30, 2026.

On December 22, 2022, the Company issued an unsecured promissory note in the principal amount of up to $20 million in favor of Mr. McCabe (the “2022 Note”), which bears interest at 5% per annum, computed on the basis of a 365-day year. As of June 30, 2026, the Company had $25.78 million in principal amount outstanding under the 2022 Note. As of June 30, 2026, the Company had $3.52 million in accrued but unpaid interest on the 2022 Note.

The maturity dates of the 2022 Note have been extended several times. An amendment to the 2022 Note entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date is presently extended to September 30, 2026.

MPC has also advanced $97,027 for advance lease payments related to the “Bronco Project” which is pending transfer to the Company as of June 30, 2026. The Company is accounting for the advances as accounts payable and prepaid costs until the transfer of the leases is completed. The prepaid costs were reclassified as of December 31, 2025, as “Other asset – related party”. Reference Note 4.

6.	COMMITMENTS AND CONTINGENCIES

Legal Matters

On March 15, 2024, a securities class action captioned Targgart v. Next Bridge Hydrocarbons, Inc., et al., No. 24-cv-1927, was filed in the U.S. District Court for the Eastern District of New York. The action is brought on behalf of a putative class of persons or entities that acquired the Company’s shares in connection with the Company’s spin-off from Meta Materials, Inc., in December 2022. The complaint names as defendants the Company and certain of its current and former officers and directors. The complaint asserts claims under Sections 11 and 15 of the Securities Act, alleging that the Form S-1 that the Company filed with the SEC on July 14, 2022, which became effective on November 18, 2022, contained untrue statements or omissions. The complaint seeks, among other things, unspecified statutory and compensatory damages. On August 12, 2024, the case was transferred to the Northern District of Texas. On September 9, 2024, plaintiffs filed an amended complaint that added a Section 12(a)(2) claim against the Company. On July 3, 2025, the District Court granted Defendants’ Motion to Dismiss and dismissed the case with prejudice. Final Judgment was entered that same day. On July 29, 2025, the plaintiffs filed a Notice of Appeal to appeal the case to the U.S. Court of Appeals for the Fifth Circuit. On June 26, 2026, the United States Court of Appeals for the Fifth Circuit reversed the dismissal and remanded the matter to the District Court for further proceedings. The Fifth Circuit’s mandate was issued on July 17, 2026. Following remand, the District Court has entered preliminary scheduling procedures, including directing the parties to confer and submit a joint report regarding a scheduling order, and the litigation is currently proceeding before the District Court. The Company believes the claims are without merit and intends to continue to vigorously defend the action.

On March 20, 2026, a shareholder derivative action captioned Peter Bartok, derivatively and on behalf of Next Bridge Hydrocarbons, Inc. v. Greg McCabe, John Brda, Robert L. Cook, Clifton DuBose, Jr., Joseph DeWoody, Lucas T. Hawkins, Delvina Oelkers, Mia Pitts, Kristin Whitley, and Next Bridge Hydrocarbons, Inc., Case No. 7:26-cv-00096, was filed in the United States District Court for the Western District of Texas, Midland-Odessa Division. The action was filed following the voluntary dismissal without prejudice of a substantially similar shareholder derivative action previously pending in the 17th Judicial District Court of Tarrant County, Texas. The complaint names certain current and former officers and directors of the Company as defendants, with the Company named as a nominal defendant, and asserts derivative claims for, among other things, alleged breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets arising from substantially the same underlying facts alleged in the securities class action captioned Targgart v. Next Bridge Hydrocarbons, Inc., et al. On May 15, 2026, the Court granted the parties’ joint motion to stay the action and administratively closed the case. No motion to reinstate the case has been filed, and no further proceedings are currently scheduled. The Company and the individual defendants intend to vigorously defend against the claims asserted in the action if the case is reinstated.

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

Environmental Matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of June 30, 2026, and December 31, 2025, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

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

Mezzanine Classification

The Series A Preferred Stock is redeemable in the event of certain change of control events involving the Company. S99-3A(2) of the SEC’s Accounting Series Release No. 268 (“ASR 268”) requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268 guidance an issuer should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series A Preferred Stock is not mandatorily redeemable. A change in control, however, is not solely in control of the Company, and accordingly, the Company determined that mezzanine treatment is appropriate for the Series A and has presented it as such in our Condensed Consolidated Financial Statements as of and for the year ended December 31, 2025, and for the six months ended June 30, 2026.

Liquidation Preference

The Series A Preferred Stock will rank senior to the Company’s common stock, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

Dividends

Holders of the Series A Preferred Stock are entitled to a dividend at the rate of 18.0% per annum, compounding quarterly, paid in cash, at the Company’s election. For any quarter in which the Company elects not to pay the dividend in cash, such dividend will become part of the redemption price of each share of Series A Preferred Stock as of the applicable dividend payment date. The Preferred Stock begins accruing dividends on the first anniversary of the issuance date, August 20, 2026. During the six months ended June 30, 2026, the Company did not declare or pay dividends on the Preferred Stock.

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

As of June 30, 2026, the Series A Preferred Stock is not probable of becoming redeemable.

8.	STOCKHOLDERS’ EQUITY

The Company has 500,000,000 authorized shares of common stock, par value of $0.0001 per share, and 50,000,000 authorized shares of preferred stock, par value of $0.0001 per share.

Six months ended June 30, 2025

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

Six months ended June 30, 2026

There were no issues of common or preferred stock during the six months ended June 30, 2026.

As of June 30, 2026, the Company had 264,637,564 outstanding shares of common stock and 3,000,000 shares of preferred stock outstanding.

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

Upon the resignations by certain of the Company’s employees in the second quarter, 2023, 6,618,889 of the options granted to those employees in March 2023 were forfeited, canceled, and returned to the option pool available under the 2022 Plan.

As of June 30, 2026, and December 31, 2025, 29,237,632 options were outstanding.

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

Option expense for the six months ended June 30, 2026 and the year ended December 31, 2025, net of forfeitures, was $-0- and $-0-, respectively. No options were granted in 2025 or in the six months ended June 30, 2026.

A summary of stock options outstanding as of June 30, 2026, all of which expire in 2033, including the relevant exercise price is presented below:

Exercise	Expiration
Price	2033	Total
$1.2056	29,237,632	29,237,632
	29,237,632	29,237,632

9.	INCOME TAXES

The Company recorded no income tax provision at June 30, 2026 and December 31, 2025 because of anticipated losses for the 2026 fiscal year and actual losses incurred in 2025.

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the six months ended June 30, 2026 because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the year ended December 31, 2025.

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

On December 31, 2023, the Company and Mr. McCabe as successor in interest to Meta entered into an amendment to the 2021 Note and an amendment to the Loan Agreement extending the 2021 Note maturity date. An amendment to the 2021 Note entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of the 2021 Note is presently extended to September 30, 2026.

Loan Agreement

Additionally, we have an aggregate principal balance of $6,221,028 outstanding under the Loan Agreement with Mr. McCabe as successor-in-interest to Meta, which bears interest at a fixed rate of 8% per annum if no event of default exists, and at a fixed rate of 12% per annum if an event of default exists.

On December 31, 2023, the Company and Mr. McCabe entered an amendment to the Loan Agreement extending the maturity date. An amendment to the Loan Agreement entered into on June 30, 2025, includes an automatic renewal provision, and the maturity date of the Loan Agreement is presently extended to September 30, 2026.

The combined balance on the 2021 Note ($15.00 million) and the Loan Agreement ($6.22 million) as of June 30, 2026, was $21.22 million. As of June 30, 2026, the total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $7.30 million.

December 2022 Note

In connection with the Merger, on December 22, 2022, the Company entered into an additional Note in the principal amount of up to $20 million in favor of Mr. McCabe. Mr. McCabe is the largest shareholder of the Company’s common stock and the chairman of the board of directors of the Company. As of June 30, 2026, the Company had a principal balance of $25.78 million and accrued and unpaid interest of $3.52 million due under the 2022 Note. An amendment to the 2022 Note entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of the 2022 Note is presently extended to September 30, 2026.

As of June 30, 2026, Notes Payable – related party includes balances of the 2021 Note and Loan Agreement and the December 2022 Note, as detailed above, totaling $47.00 million Additional borrowing and adjustment to the December 2022 note during the six months ended June 30, 2026 totaled $1,145,000.

A portion of the advances from Mr. McCabe are not interest bearing. Imputed interest of $25,000 has been recorded on the -0-% portion of the note for the six months ended June 30, 2026 and 2025.

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

As of June 30, 2026, the Panther Prospect has no value since past development resulted in a dry hole and there are no expectations of future successful development on the lease.

The Company has been notified of additional payments due to Magnetar Exploration related to our participation in the Panther Prospect in Louisiana. The additional amount payable by the Company is $609,945.13. This amount has been recorded as Other Expense for the six months ended June 30, 2026, and is included in accounts payable as of June 30, 2026.

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

As of June 30, 2026, accrued and unpaid interest on the Panther Bridge note was $939,506.

11.	ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the long term asset retirement obligations liability through June 30, 2026:

Asset retirement obligations – January 1, 2025	$1,099,311

Accretion expense	7,197
Estimated liabilities recorded	-
Settlement of ARO obligation	(30,995)

Asset retirement obligations – December 31, 2025	$1,075,513

Accretion expense	2,363
Estimated liabilities recorded	-
Settlement of ARO obligation	-

Asset retirement obligations – June 30, 2026	$1,077,876

12.	SUBSEQUENT EVENTS

On June 24, 2026, the Company declared a special dividend to all current shareholders of one share of common stock for every 30 shares of common stock currently held (1-for-30). The distribution of these dividend shares will take place on July 22, 2026, for shareholders of record as of the close of business on July 8, 2026.

The dividend shares will be entitled to the same rights and privileges as the current shares of common stock, regardless of whether shareholders hold them at a brokerage firm registered in street name or registered directly at the Company’s transfer agent Equiniti Trust Co.

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

We have minor interests in the eastern edge of the Midland Basin in Sterling, Tom Green and Irion Counties, Texas, two minor well interests located in Oklahoma, and undeveloped mineral lease interests in LaFourche Parish and Acadia Parish, Louisiana. As of June 30, 2026, the Company had no proved reserves and no capitalized oil and natural gas properties costs reflected on its balance sheet and is focused on evaluating acquisition, development and financing opportunities.

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

Results of Operations

Results for the three- and six-month periods ending June 30, 2026 and 2025

Revenue and Gross Profit

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025

Product Sales BOE	81	99	193	230

Total Revenue	$1,990	$1,963	$4,716	$5,027
Cost of revenue	($8,945)	($14,087)	($44,986)	($23,685)
Gross Profit (Loss)	($6,955)	($12,124)	($40,270)	($18,658)

Gross profit percentage	-349.50%	-617.63%	-853.90%	-371.16%

Production Revenues and Cost of Revenue

For the three months ended June 30, 2026, we had production revenue of $1,990 compared to $1,963 of production revenue for the prior year period. The change in revenue was primarily due to revenue from production sold from the Oklahoma wells which are marginal producers with intermittent sales of minerals. Our cost of revenue, consisting of lease operating expenses and production taxes, was $8,945 and $14,087 for the three months ended June 30, 2026, and 2025, respectively.

For the six months ended June 30, 2026, we had production revenue of $4,716 compared to $5,027 of production revenue for the prior year period. The change in revenue was primarily due to revenue from production sold from the Oklahoma wells which are marginal producers with intermittent sales of minerals. Our cost of revenue, consisting of lease operating expenses and production taxes, was $44,986 and $23,685 for the six months ended June 30, 2026, and 2025, respectively.

Refer to the table of production and revenue included below for changes in revenue:

		Oil Production	Gas Production	Oil	Gas	Total
Property	Quarter	{BBLS}	{MCF}	Revenue	Revenue	Revenue

Oklahoma	Q1 - 2025	30	604	1,986	1,078	3,064
Hazel (TX)	Q1 - 2025	0	0	0	0	0
Total Q1-2025		30	604	1,986	1,078	3,064

Oklahoma	Q2 - 2025	14	510	816	1147	1963
Hazel (TX)	Q2 - 2025	0	0	0	0	0
Total Q2-2025		14	510	816	1147	1963

Oklahoma	Q3 - 2025	14	698	937	1418	2355
Hazel (TX)	Q3 - 2025	0	0	0	0	0
Total Q3-2025		14	698	937	1418	2355

Oklahoma	Q4- 2025	28	629	1739	1222	2961
Hazel (TX)	Q4 - 2025	0	0	0	0	0
Total Q4-2025		28	629	1739	1222	2961

Total 2025		86	2,441	5,478	4,865	10,343

Average Commodity Price				$63.70	$1.99

Oklahoma	Q1 - 2026	14	589	838	1,888	2,726
Hazel (TX)	Q1 - 2026	0	0	-	-	-
Total Q1-2026		14	589	838	1,888	2,726

Oklahoma	Q2 - 2026	13	405	1,200	790	1,990
Hazel (TX)	Q2 - 2026	0	0	-	-	-
Total Q2-2026		13	405	1,200	790	1,990

YTD - 2026		27	994	2,038	2,678	4,716

Average Commodity Price				$75.48	$2.69

Expenses for the three months ended June 30, 2026 and 2025

We did not record any depreciation, depletion and amortization expense for the three months ended June 30, 2026 or 2025.

General and Administrative Expenses

	Three Months ended June 30		Six Months Ended June 30
	2026	2025	2026	2025

General & Administrative Expenses	$1,625,242	$1,191,142	$3,008,509	$2,338,280

General and Administrative Expenses

Our general and administrative expense for the three-month period ended June 30, 2026, was $1,625,242 compared with $1,191,142 for the same period from the prior year.

Our general and administrative expense for the six-month period ended June 30, 2026, was $3,008,509 compared with $2,338,280 for the same period from the prior year.

Our general and administrative expenses consisted of accounting and administrative costs, legal and other professional consulting fees, and other general corporate expenses. The increase in expenses is principally related to interest expense and legal and professional fees supporting financial report filings.

Other Expense

The Company has been notified of additional payments due to Magnetar Exploration related to our participation in the Panther Prospect in Louisiana. The additional amount payable by the Company is $609,945.13. This amount has been recorded as Other Expense for the six months ended June 30, 2026, and is included in accounts payable as of June 30, 2026.

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

See the disclosure in Note 5 and Note 10 of the notes to our financial statements as of and for the six months ended June 30, 2026 included in this report for information about the 2021 Note, Loan Agreement, 2022 Note and other obligations, which information is incorporated herein by reference.

Contractual Obligations

Our most significant contractual obligations relate to the Loan Agreement, the 2021 Note, and the 2022 Note.

Our debt obligations include the $15 million principal balance outstanding under the 2021 Note, which incurs interest at 8% per annum and was to mature on March 31, 2024. On September 2, 2022, we entered into a Loan Agreement that governs the term loans advanced to us from Meta on April 14, 2022, May 4, 2022, May 12, 2022, May 26, 2022, June 1, 2022, June 13, 2022, June 28, 2022, August 11, 2022 and August 29, 2022, for an aggregate principal balance outstanding of $5 million, which is the maximum amount of Meta’s commitment under the Loan Agreement. The term loans incur interest at a per annum rate equal to 8%. An amendment to the 2021 Note entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of the 2021 Note is presently extended to September 30, 2026.

On December 21, 2022, we issued the 2022 Note that governs the term loans advanced to us from Mr. McCabe on December 22, 2022, for an aggregate principal balance up to $20 million. Draws on the loan through December 31, 2024 total $21.53 million. The term loan incurs interest at a per annum rate equal to 5% and was to mature on June 21, 2023. An amendment to the 2022 Note entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of the 2022 Note is presently extended to September 30, 2026.

For the year ended December 31, 2025, we incurred aggregate interest on the 2022 Note, the 2021 Note and under the Loan Agreement of $2,776,954. Interest accrued for the six months ended June 30, 2026 was $1,441,767.

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

As of June 30, 2026, we had $116,254 of liquidity, comprised of cash and cash equivalents on hand. Our short and long-term capital requirements consist primarily of funding our development and drilling activities, payment of contractual obligations and debt service.

At June 30, 2026, we had working capital deficit of $64,874,793 and total assets of $768,638. Stockholders’ deficit was $65,378,230. The negative working capital is principally due to notes payable which were payable within one year.

Management believes that our currently available resources may not provide sufficient funds to enable us to meet our financing and drilling obligations for the 2026 fiscal year. As of June 30, 2026, we had $116,254 in cash and cash equivalents, a working capital deficit of $64.9 million, no capitalized oil and natural gas properties reflected on our balance sheet and no proved reserves associated with our properties. Although we continue to hold interests in certain oil and natural gas projects and may seek to acquire, develop or participate in additional opportunities, our ability to generate meaningful operating cash flow remains dependent upon successfully acquiring or developing economically viable oil and natural gas assets and obtaining sufficient capital to fund those activities. We anticipate that we will continue to incur operating losses and generate negative cash flows from operations for the foreseeable future and will require additional capital resources to fund our operations. While we do not have any committed sources of capital, we expect to continue to opportunistically seek access to additional funds through public or private equity offerings, debt financing, strategic transactions, joint ventures and other partnering arrangements. Despite these efforts, there can be no assurance that we will successfully obtain additional financing, complete strategic transactions, develop commercially viable projects or otherwise improve our liquidity position. If we are unable to do so, we may be required to curtail operations, delay development activities or pursue other alternatives.

We do not expect to pay cash dividends on our common stock in the foreseeable future.

The following table summarizes sources and uses of cash and cash equivalents:

	Six Months Ended June 30,
	2026	2025

Net (loss)	(3,658,724)	(2,356,938)

Net cash (used in) operating activities	(1,192,699)	(1,183,550)

Net cash provided by (used in) investing activities	-	(20,966)

Net cash provided by financing activities	1,145,000	1,018,000

Net increase (decrease) in cash	$(47,699)	$(186,516)

Cash—beginning of period	$163,953	$191,117
Cash—end of period	$116,254	$4,601

Cash Flow Used in Operating Activities

Cash flow (used in) operating activities for the six months ended June 30, 2026 was $(1,192,699) compared to $(1,183,550) for the six months ended June 30, 2025. Cash flows used in operating activities for the six months ended June 30, 2026 can be primarily attributed to the net loss from operations and changes in accrued liabilities. Cash flows used in operating activities for the six months ended June 30, 2025, can be primarily attributed to the net loss from operations and a change in accounts payable. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash Flow Used in Investing Activities

Cash flow used in investing activities for the six months ended June 30, 2026 was $(-0-) compared to $(20,966) for the six months ended June 30, 2025. Cash flow used in investing activities principally consists of investment in oil and natural gas properties in Texas.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2026 was $1,145,000 compared to $1,018,000 for the six months ended June 30, 2025. Cash flows from financing activities consists of proceeds from additional borrowings from a related party. For the six months ended June 30, 2026, we incurred aggregate interest on the 2022 Note, the 2021 Note and under the Loan Agreement of $1,441,766.

Capital Expenditures

Our capital expenditures are summarized in the following table:

	Six Months Ended June 30,
	2026	2025
Acquisitions:
Proved property	$-	$-
Unproved property working interest	-	-
Exploration and development:
Developmental leasehold costs	-	-
Exploratory drilling and completion costs	-	-
Development drilling and completion costs	-	20,966
Other development costs	-	-
Capitalized interest	-	-
Asset retirement obligations		-
Total exploration and development	-	20,966

Other property	-	-
Total capital expenditures	$-	$20,966
Change in accrued capital expenditures and other	-	142,823
Prepaid drilling costs	-	-
Capitalized interest	-	-

Asset retirement obligations	-	-
Total net cash capital expenditures	$-	$163,789

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective is based on the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibit No.	Description

31.1*	Certifications (pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act) by the Principal Executive Officer.

31.2*	Certifications (pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act) by the Principal Financial Officer.

32.1†	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Principal Executive Officer and Principal Financial Officer.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Schema Document

101.CAL*	Inline XBRL Calculation Linkbase Document

101.LAB*	Inline XBRL Labels Linkbase Document

101.PRE*	Inline XBRL Presentation Linkbase Document

101.DEF*	Inline XBRL Definition Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEXT BRIDGE HYDROCARBONS, INC.

Date: August 11, 2026	/s/ Gregory McCabe
Gregory McCabe, Chief Executive Officer and President
(Principal Executive Officer)

Date: August 11, 2026	/s/ Roger Wurtele
Roger Wurtele, Chief Financial Officer
(Principal Financial and Accounting Officer)