Form 10-Q
period 2026-09-30
Next Bridge Hydrocarbons, Inc.
filed 2026-11-13
CIK 1936756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Telephone No.: (817) 539-6059

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.0001, as of November 13, 2026, was 288,458,813.

NEXT BRIDGE HYDROCARBONS, INC.

QUARTERLY REPORT

For the Quarter Ended September 30, 2026

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	September 30	December 31
	2026	2025
ASSETS
Current assets:
Cash	$17,818	$163,953
Production receivable	-	451
Prepaid expenses	88,233	172,613
Total current assets	106,051	337,017

Oil and natural gas properties	-	-

Other assets
Deposit - RRC	105,179	105,179
Other asset - seismic data	150,000	474,103
Total other assets	255,179	579,282

TOTAL ASSETS	$361,230	$916,299

LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$227,488	$451,716
Accounts payable - related party	-	97,027
Advances under future funding option	925,000	-
Note payable - related party	47,095,859	45,853,832
Note payable	6,000,000	6,000,000
Accrued interest payable	12,777,942	9,787,819
Total current liabilities	67,026,289	62,190,394

Asset retirement obligations	1,079,057	1,075,513
Total liabilities	68,105,346	63,265,907

Commitments and contingencies	-	-

Mezzanine equity, Series "A" redeemable, non voting, preferred stock Preferred stock, par value $0.0001, 50,000,000 shares authorized; 3,000,000 issued and outstanding at September 30, 2026 and December 31, 2025	65,501	4,843

Stockholders’ deficit:
Common stock, par value $0.0001; 500,000,000 shares authorized; 273,458,813 issued and outstanding at September 30, 2026, 264,637,564 issued and outstanding at December 31, 2025;	27,346	26,464
Additional paid-in capital	107,704,056	107,728,096
Accumulated deficit	(175,541,019)	(170,109,011)
Total stockholders' deficit	(67,809,617)	(62,354,451)

TOTAL LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' DEFICIT	$361,230	$916,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Oil and natural gas sales	$2,874	$2,355	$7,590	$7,382

Operating expenses:
Lease operating expenses	9,910	59,944	54,555	83,267
Production taxes	211	170	551	532
Impairment expense	-	5,038,725	-	5,038,725
General and administrative	416,639	396,594	1,422,821	1,229,274
Total operating expenses	426,760	5,495,433	1,477,927	6,351,798

Interest expense	1,025,295	1,075,799	3,027,622	2,581,399
Other expense	324,103	-	934,049	-
Total other expense	1,349,398	1,075,799	3,961,671	2,581,399

Loss before income taxes	(1,773,284)	(6,568,877)	(5,432,008)	(8,925,815)

Provision for income taxes	-	-	-	-

Net loss	$(1,773,284)	$(6,568,877)	$(5,432,008)	$(8,925,815)

Loss per common share:
Basic and Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Weighted average number of common shares outstanding:
Basic and Diluted	272,691,751	264,387,563	267,351,795	264,128,497

The accompanying notes are an integral part of these condensed consolidated financial statements

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND MEZZANINE EQUITY
Unaudited

	Stockholders' Deficit						Mezzanine Equity
	Common	Common	Additional	Shares to		Total
	Stock	Stock	Paid-in	to be	Accumulated	Stockholders'	Preferred
	Shares	Amount	Capital	issued	Deficit	Deficit	Shares	Amount
Balance, December 31, 2024	251,930,516	25,193	$107,678,096	$1,143	($159,547,862)	($51,843,430)	-	-

Common shares issued to Johnson Participants	8,432,047	843	-	(843)	-	-	-	-
Common shares issued to directors and officer	-	-	-	103	-	103	-	-
Imputed interest on related party note payable	-	-	12,500	-	-	12,500	-	-
Net loss	-	-	-	-	(1,153,672)	(1,153,672)	-	-

Balance, March 31, 2025	260,362,563	26,036	$107,690,596	$403	($160,701,534)	($52,984,499)	-	-

Common shares issued to directors and officer	4,025,000	403	-	(403)	-	-	-	-
Imputed interest on related party note payable	-	-	12,500	-	-	12,500	-	-
Net loss	-	-	-	-	(1,203,266)	(1,203,266)	-	-

Balance, June 30, 2025	264,387,563	26,439	$107,703,096	$-	($161,904,800)	($54,175,265)	-	-

Issuance of preferred stock	-	-	-	-	-	-	3,000,000	-
Imputed interest on related party note payable	-	-	12,500	-	-	12,500	-	-
Stock compensation expense	-	-	-	25	-	25	-	-
Net loss	-	-	-	-	(6,568,877)	(6,568,877)	-	-

Balance, September 30, 2025	264,387,563	26,439	107,715,596	25	(168,473,677)	(60,731,617)	3,000,000	-

Balance, December 31, 2025	264,637,564	26,464	$107,728,096	$-	$(170,109,011)	$(62,354,451)	3,000,000	$4,843

Imputed interest on related party note payable	-	-	12,500	-	-	12,500	-	-

Net loss	-	-	-	-	(1,416,582)	(1,416,582)	-	-

Balance, March 31, 2026	264,637,564	26,464	$107,740,596	$-	$(171,525,593)	$(63,758,533)	3,000,000	$4,843

Imputed interest on related party note payable	-	-	12,500	-	-	12,500	-	-

Net loss	-	-	-	-	(2,242,142)	(2,242,142)	-	-

Balance, June 30, 2026	264,637,564	26,464	$107,753,096	$-	$(173,767,735)	$(65,988,175)	3,000,000	$4,843

Common stock dividend	8,821,249	882	(882)	-	-	-	-	-

Accrued preferred dividend	-	-	(60,658)	-	-	(60,658)	-	60,658

Imputed interest on related party note payable	-	-	12,500	-	-	12,500	-	-

Net loss	-	-	-	-	(1,773,284)	(1,773,284)	-	-

Balance, September 30, 2026	273,458,813	27,346	107,704,056	-	(175,541,019)	$(67,809,617)	3,000,000	65,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash Flows provided by (used in) Operating Activities
Net loss	$(5,432,008)	$(8,925,815)
Adjustments to reconcile net loss to net cash from operations:
Accretion expense	3,544	5,398
Expense related to stock based compensation	-	128
Impairment expense	-	5,038,725
Imputed interest on note payable	37,500	37,500
Change in:
Accounts receivable	451	85,000
Other asset - related party	324,103	(67,691)
Prepaid expenses	84,380	(194,541)
Asset retirement obligation, current	-	161,052
Accounts payable and accrued expenses	2,765,895	4,395,249
Net cash used in operating activities	(2,216,135)	535,005

Cash Flows used in Investing Activities
Investment in oil and natural gas properties	-	(5,064,022)
Net cash used in investing activities	-	(5,064,022)

Cash Flows provided by Financing Activities
Proceeds from promissory note	-	6,000,000
Advances on future funding	925,000	-
Payments on promissory notes	-	(2,000,000)
Proceeds from notes payable, related party	1,145,000	1,018,000
Net cash provided by financing activities	2,070,000	5,018,000

Net change in cash	(146,135)	488,983

Cash - beginning of period	163,953	191,117

Cash - end of period	$17,818	$680,100

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$320,000

Supplemental disclosure of non-cash investing and financing activities:
Increase in note payable, related party for settlement of accounts payable	$97,027	$215,000
Common stock issued for stock dividend	$882	$-
Increase in accrued preferred dividends	$60,658	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NEXT BRIDGE HYDROCARBONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

1.	NATURE OF BUSINESS

Next Bridge Hydrocarbons, Inc. (the “Company”) was incorporated in Nevada on August 31, 2021, as OilCo Holdings, Inc. and changed its name to Next Bridge Hydrocarbons, Inc. pursuant to its Amended and Restated Articles of Incorporation filed on June 30, 2022.

The Company is an energy company engaged in the acquisition, exploration, exploitation and development of oil and natural gas properties in the United States. The Company has minor interests in the eastern edge of the Midland Basin in Texas (the “Hazel Project”), and two minor well interests in the Hunton wells located in Oklahoma (the “Oklahoma Properties”). As of September 30, 2026, the Company had no proved reserves and no capitalized oil and natural gas properties reflected on its balance sheet and is focused on evaluating acquisition, development and financing opportunities. The Company has no employees. We engage contractors and consultants for various roles as needed including management and high-quality exploration and technical partners.

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

At September 30, 2026, the Company had not yet achieved profitable operations. The Company had a net loss of $5,432,008 for the nine months ended September 30, 2026. The Company expects to incur further losses in the development of its business. The Company had a working capital deficit as of September 30, 2026, of $66,920,239. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Management reviews receivables periodically and reduces the carrying amount by a valuation allowance that reflects management’s best estimate of the amount that may not be collectible. As of September 30, 2026, and December 31, 2025, no valuation allowance was considered necessary.

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

Impairment expense of $5,373,207 for the year ended December 31, 2025, was recorded from participation in drilling and development of a well on the Panther acreage in Louisiana determined to be a dry hole, and management’s review of other Louisiana properties for impairment as of December 31, 2025.

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

Capitalized interest – The Company capitalizes interest on unevaluated properties during the periods in which they are excluded from costs being depleted or amortized. During the nine months ended September 30, 2026, the Company capitalized $-0- of interest on unevaluated properties. Capitalized interest for the year ended December 31, 2025, was $-0-.

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

Reference Note 12 – Subsequent Events for the impact of a Securities Exchange Agreement effective October 14, 2026.

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

Estimated interest and penalties related to potential underpayment on any unrecognized tax benefits are classified as a component of tax expense in the statements of operation. The Company has not recorded any interest or penalties associated with unrecognized tax benefits for the nine months ended September 30, 2026, or for the nine months ended September 30, 2025.

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

Basic and diluted earnings (loss) per share – Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed in the same way as basic earnings (loss) per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued and if the additional common shares were dilutive. The Company had no dilutive shares for the nine months ended September 30, 2026, or for the nine months ended September 30, 2025.

Environmental laws and regulations – The Company is subject to extensive federal, state, and local environmental laws and regulations. Environmental expenditures are expensed or capitalized depending on their future economic benefit. The Company believes that it is in compliance with existing laws and regulations. The Company accrued no liability as of September 30, 2026, and December 31, 2025.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. ASU 2025-05 is effective for annual and interim periods beginning after December 15, 2025, on a prospective basis, with early adoption permitted. The Company has adopted this standard for our fiscal year 2026 annual financial statements and interim financial statements. The adoption did not have a material impact on our financial statements or results of operations.

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

4.	OIL & NATURAL GAS PROPERTIES

The following table presents the capitalized costs for oil and natural gas properties of the Company:

	September 30, 2026	December 31, 2025
Evaluated costs subject to amortization	$-	$-
Unevaluated costs	-	5,373,207
Total capitalized costs	-	5,373,207
Less accumulated depreciation, depletion and amortization	-	-
Less accumulated impairment	-	(5,373,207)

Total oil and natural gas properties	$-	$-

Impairment expense of $5,373,207 for the year ended December 31, 2025, was recorded from participation in drilling and development of a well on the Panther acreage in Louisiana determined to be a dry hole, and management’s review of other Louisiana properties for impairment as of December 31, 2025.

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

The Company had no proved reserve value associated with our properties as of September 30, 2026.

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

As of September 30, 2026, the Company had interests in two oil and natural gas projects: the Hazel Project in Sterling, Tom Green, and Irion Counties, Texas, and two wells in Central Oklahoma.

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

The Company had previously prepaid development expenses for the Bronco Project pending transfer of title of the Project to the Company. As of September 30, 2026, the underlying Bronco leases to which those prepayments applied were expired. Prepayments of $324,103 have been written off and reported as Other Expense in the accompanying financial statements.

As of September 30, 2026, the Company had no proved reserves and no capitalized oil and natural gas properties costs reflected on its balance sheet and is focused on evaluating acquisition, development and financing opportunities.

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

Hunton Play, Central Oklahoma

As of September 30, 2026, the Company was producing from one well in the Viking Area of Mutual Interest and one well in Prairie Grove.

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

The Company had previously prepaid development expenses for the Bronco Project pending transfer of title of the Project to the Company from MPC. As of August 31, 2026, the underlying Bronco leases to which those prepayments applied were expired. Prepayments of $324,103 were written off and reported as Other Expense in the accompanying financial statements.

The remaining $150,000 of prepaid costs are represented by acquisition of seismic data in Vermillion Parish, Louisiana. The Company retains the seismic data which may be utilized in a future development project or contributed to an unrelated developer in exchange for an interest in their project within the covered area.

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

On September 2, 2022, the Company entered into a loan agreement with Meta, as lender (the “Loan Agreement”) that would govern prior loan amounts advanced to the Company from Meta. As of August 11, 2022, and August 29, 2022, the Company borrowed an additional $1.2 million and $1.46 million, respectively, representing the remaining amount available for borrowing under the Loan Agreement and resulting in a total of $5 million principal amount outstanding related to the Loan Agreement, the proceeds of which were used for working capital and general corporate purposes. The term loans under the Loan Agreement bear interest at a per annum rate equal to 8% and were to mature on March 31, 2023 (the “Maturity Date”). The Loan Agreement includes customary representations and covenants that, subject to exceptions and qualifications, restrict our ability to do certain things, such as engage in mergers, acquisitions, and asset sales; transact with affiliates; undergo a change in control; incur additional indebtedness; incur liens; make loans and investments; declare dividends or redeem or repurchase equity interests; and enter into certain restrictive agreements. In addition, the Loan Agreement contains customary events of default, mandatory prepayment events and affirmative covenants, including, without limitation, covenants regarding the payment of taxes and other obligations, maintenance of insurance, maintenance of our material properties, reporting requirements, compliance with applicable laws and regulations, and formation or acquisition of new subsidiaries.

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

The combined balance on the 2021 Note and the Loan Agreement as of September 30, 2026, was $21.22 million. As of September 30, 2026, the combined total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $7.73 million.

The maturity dates of the 2021 Note and Loan Agreement have been extended several times. An amendment to the 2021 Note and Loan Agreement entered into on June 30, 2025, includes an automatic renewal provision, and the maturity date of both is presently extended to December 31, 2026.

On December 22, 2022, the Company issued an unsecured promissory note in the principal amount of up to $20 million in favor of Mr. McCabe (the “2022 Note”), which bears interest at 5% per annum, computed on the basis of a 365-day year. On January 7, 2026, the principal amount was increased to $25 million. As of September 30, 2026, the Company had $25.87 million in principal amount outstanding under the 2022 Note and $3.84 million in accrued but unpaid interest on the 2022 Note.

The maturity dates of the 2022 Note have been extended several times. An amendment to the 2022 Note entered into on June 30, 2025, includes an automatic renewal provision, and the maturity date is presently extended to December 31, 2026.

MPC had previously advanced $97,027 for advance lease payments related to the “Bronco Project,” which was pending transfer to the Company. As of August 31, 2026, the Bronco Oil and Gas Leases were expired. The balance of the account payable - MPC for the prepaid costs was added to the balance of the 2022 Note as of August 31, 2026.

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

On March 18, 2026, the Company commenced an action captioned Next Bridge Hydrocarbons, Inc. v. Jeffrey Davies, Cause No. 2026-18186, in the 61st Judicial District Court of Harris County, Texas. The Company asserted claims against Jeffrey Davies for tortious interference with an existing contract and business disparagement, arising out of statements made by Mr. Davies concerning the Company and its oil and gas assets, including communications directed to the Company's contractual counterparty with respect to the Company's drilling and development unit in the Orogrande Basin. On July 2, 2026, Mr. Davies moved to dismiss the Company's claims under the Texas Citizens Participation Act (the "TCPA"), the Texas anti-SLAPP statute. On September 24, 2026, the Court entered an order granting the motion in its entirety and dismissing the Company's claims with prejudice. The order also awards Mr. Davies his court costs, reasonable attorneys' fees, and sanctions under the TCPA, in amounts to be determined. The Company believes its claims are meritorious, disagrees with the Court's ruling, and intends to appeal the dismissal and to pursue its claims vigorously.

On September 1, 2026, University Lands, as representative of the Board for Lease of University Lands, filed an action against the Company and certain of its subsidiaries captioned University Lands v. Next Bridge Hydrocarbons, Inc., Hudspeth Operating, LLC, and Hudspeth Oil Corporation, Cause No. CV-06244-394, in the 394th Judicial District Court of Hudspeth County, Texas. The petition alleges, among other things, that Development Unit Agreement No. 2837 and certain oil and gas leases in Hudspeth County, Texas expired or terminated effective December 31, 2024, and asserts claims for declaratory judgment, breach of contract, and specific performance. The petition seeks declarations regarding the termination of the development unit agreement and leases, an order requiring the defendants to perform certain alleged post-termination obligations, including plugging and abandonment, surface restoration and remediation activities, and the execution and recording of certain termination and release instruments, as well as monetary damages, attorneys’ fees, costs, interest, and other relief. The Company and its subsidiaries filed an answer and affirmative defenses on October 19, 2026. The Company disputes the allegations and claims asserted in the action, believes it has meritorious defenses, and intends to vigorously defend the matter.

Environmental Matters

The Company is subject to contingencies as a result of environmental laws and regulations. Present and future environmental laws and regulations applicable to the Company’s operations could require substantial capital expenditures or could adversely affect its operations in other ways that cannot be predicted at this time. As of September 30, 2026, and December 31, 2025, no amounts had been recorded because no specific liability has been identified that is reasonably probable of requiring the Company to fund any future material amounts.

7.	MEZZANINE EQUITY

Series A Preferred Stock

On August 20, 2025, the Company entered and closed a transaction with Panther Bridge, LLC, a Texas limited liability company (“Panther Bridge”), under which Panther Bridge loaned $6,000,000 to the Company, see Note 10. The transaction was effective through a Subscription Agreement that was entered into between the two parties, under which the Company sold to Panther Bridge an 18% Unsecured Promissory Note in the original principal amount of $6,000,000 (the “Panther Bridge Note”), along with 3,000,000 shares of Series A Redeemable Preferred Stock, par value of $0.0001 per share (the “Preferred Stock”) for $0. The Series A Preferred Stock is recorded at the fair value at the time of issuance of $4,843 in the Company’s Condensed Consolidated Financial Statements.

Mezzanine Classification

The Series A Preferred Stock is redeemable in the event of certain change of control events involving the Company. S99-3A(2) of the SEC’s Accounting Series Release No. 268 (“ASR 268”) requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268 guidance an issuer should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series A Preferred Stock is not mandatorily redeemable. A change in control, however, is not solely in control of the Company, and accordingly, the Company determined that mezzanine treatment is appropriate for the Series A and has presented it as such in our Condensed Consolidated Financial Statements as of and for the year ended December 31, 2025, and for the nine months ended September 30, 2026.

Liquidation Preference

The Series A Preferred Stock will rank senior to the Company’s common stock, with respect to dividend rights and rights on the distribution of assets on any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.

Dividends

Holders of the Series A Preferred Stock are entitled to a dividend at the rate of 18.0% per annum, compounding quarterly, paid in cash, at the Company’s election. For any quarter in which the Company elects not to pay the dividend in cash, such dividend will become part of the redemption price of each share of Series A Preferred Stock as of the applicable dividend payment date. The Preferred Stock began accruing dividends on the first anniversary of the issuance date on August 20, 2026. During the three months ending September 30, 2026, the Company accrued dividends payable through September 30, 2026, of $60,658. Mezzanine Equity was increased by this amount in view of the probable redemption which actually occurred effective October 14, 2026. Reference Note 12 – Subsequent Events.

Voting

The Series A Preferred Stock will not be entitled to vote with the holders of the common stock.

Redemption

At any time, the Company may redeem, ratably, in whole, the shares of Series A Preferred Stock of any holder outstanding at such time at a redemption price per share of Series A Preferred Stock equal to the following: sum of (i) $1.00 plus (ii) all unpaid dividends (whether or not declared) on such share accrued from (and including) the immediately preceding dividend payment date to (but not including) the redemption date. Reference Note 12 – Subsequent Events.

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

Reference Note 12 – Subsequent Events, regarding a Securities Exchange Agreement effective October 14, 2026. whereunder the Company redeemed 100% of the Preferred Stock outstanding and satisfied the accrued dividend liability through October 14, 2026.

8.	STOCKHOLDERS’ EQUITY

The Company has 500,000,000 authorized shares of common stock, par value of $0.0001 per share, and 50,000,000 authorized shares of preferred stock, par value of $0.0001 per share.

Nine months ended September 30, 2025

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

On September 25, 2025, the Company issued 250,000 shares of common stock to a consultant for services.

Nine months ended September 30, 2026

On June 24, 2026, the Company declared a special dividend to all current shareholders of one share of common stock for every 30 shares of common stock currently held (1-for-30). The distribution of 8,821,249 dividend shares took place on July 22, 2026, for shareholders of record as of the close of business on July 8, 2026.

There were no other issues of common or preferred stock during the nine months ended September 30, 2026.

As of September 30, 2026, the Company had 273,458,813 outstanding shares of common stock and 3,000,000 shares of preferred stock outstanding.

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

As of September 30, 2026, and December 31, 2025, 29,237,632 options were outstanding.

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

Option expense for the nine months ended September 30, 2026 and the year ended December 31, 2025, net of forfeitures, was $-0- and $-0-, respectively. No options were granted in 2025 or in the nine months ended September 30, 2026.

A summary of stock options outstanding as of September 30, 2026, all of which expire in 2033, including the relevant exercise price is presented below:

Exercise	Expiration
Price	2033	Total
$1.2056	29,237,632	29,237,632
	29,237,632	29,237,632

9.	INCOME TAXES

The Company recorded no income tax provision at September 30, 2026 and December 31, 2025 because of anticipated losses for the 2026 fiscal year and actual losses incurred in 2025.

The Company estimates its annual effective income tax rate in recording its quarterly provision for income taxes in the various jurisdictions in which it operates. Statutory tax rate changes and other significant or unusual items are recognized as discrete items in the quarter in which they occur. The Company recorded no income tax expense for the nine months ended September 30, 2026, because the Company expects to incur a tax loss in the current year. Similarly, no income tax expense was recognized for the year ended December 31, 2025.

The Company had federal net operating loss carry forwards of $123,896,313 as of December 31, 2025. The federal net operating loss carryforward will begin to expire in 2035. Realization of the deferred tax asset is dependent, in part, on generating sufficient taxable income prior to expiration of the loss carryforwards. The Company has placed a 100% valuation allowance against the net deferred tax asset because future realization of these assets is not assured.

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

On December 31, 2023, the Company and Mr. McCabe as successor in interest to Meta entered into an amendment to the 2021 Note and an amendment to the Loan Agreement extending the 2021 Note maturity date. An amendment to the 2021 Note entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of the 2021 Note is presently extended to December 31, 2026.

Loan Agreement

Additionally, we have an aggregate principal balance of $6,221,028 outstanding under the Loan Agreement with Mr. McCabe as successor-in-interest to Meta, which bears interest at a fixed rate of 8% per annum if no event of default exists, and at a fixed rate of 12% per annum if an event of default exists.

On December 31, 2023, the Company and Mr. McCabe entered an amendment to the Loan Agreement extending the maturity date. An amendment to the Loan Agreement entered into on June 30, 2025, includes an automatic renewal provision, and the maturity date of the Loan Agreement is presently extended to December 31, 2026.

The combined balance on the 2021 Note ($15.00 million) and the Loan Agreement ($6.22 million) as of September 30, 2026, was $21.22 million. As of September 30, 2026, the total accrued and unpaid interest under the 2021 Note and the Loan Agreement was $7.73 million.

December 2022 Note

In connection with the Merger, on December 22, 2022, the Company entered into an additional Note in the principal amount of up to $20 million in favor of Mr. McCabe. Mr. McCabe is the largest shareholder of the Company’s common stock and the chairman of the board of directors of the Company. On January 7, 2026, the principal amount was increased to $25 million. As of September 30, 2026, the Company had a principal balance of $25.87 million and accrued and unpaid interest of $3.84 million due under the 2022 Note. An amendment to the 2022 Note entered into on June 30, 2025, includes an automatic renewal provision, and the maturity date of the 2022 Note is presently extended to December 31, 2026.

As of September 30, 2026, Notes Payable – related party includes balances of the 2021 Note and Loan Agreement and the December 2022 Note, as detailed above, totaling $47.10 million. Additional borrowing and adjustment to the December 2022 note during the nine months ended September 30, 2026, totaled $1,242,027.

A portion of the advances from Mr. McCabe are not interest bearing. Imputed interest of $37,500 has been recorded on the -0-% portion of the note for the nine months ended September 30, 2026, and 2025.

Panther Bridge LLC Note August 2025

On August 20, 2025, the Company entered into and closed a transaction with Panther Bridge, LLC, a Texas limited liability company (“Panther Bridge”), under which Panther Bridge loaned $6,000,000 to the Company. The transaction was effected through a Subscription Agreement that was entered into between the two parties, under which the Company sold to Panther Bridge an 18% Unsecured Promissory Note in the original principal amount of $6,000,000 (the “Panther Bridge Note”), along with 3,000,000 shares of Series A Redeemable Preferred Stock, par value of $0.0001 per share (the “Preferred Stock”), and an Assignment of Net Profits Interest and Irrevocable Option to Convert to Working Interest from the ownership in the Panther Prospect of the Company (the “Assignment”). Panther Bridge is managed by Gregory McCabe, Jr., the son of the Company’s Chairman and Chief Executive Officer, Gregory McCabe (“McCabe Sr.”). Neither of the McCabe’s have any economic interest in Panther Bridge. Panther Bridge has multiple outside investors, none of which are considered related persons to the Company.

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

Also, as part of the loan transaction, the Company issued Panther Bridge 3,000,000 shares of newly designated Series A Redeemable Preferred Stock. The designation, voting and other powers, preferences and relative, participating, optional or other rights of the shares of such series and the qualifications, limitations and restrictions of the Preferred Stock are set forth in a Certificate of Designations filed with the Secretary of State of Nevada. The holders of the Preferred Stock have no voting rights. At the Company’s option, it may redeem the Preferred Stock, in whole or from time to time in part, on any business day after the date of issuance, at a per share redemption price equal to $1.00 plus all accrued and unpaid dividends on such share, if any. The Preferred Stock begins accruing dividends on the first anniversary of the issuance date, August 20, 2026, at the rate of 18% per annum of the per share redemption/liquidation price ($1.00 plus all unpaid dividends on such share). Additionally, there are restrictions on the Company declaring or making any distribution on common stock while there are any accrued and unpaid dividends owed to holders of Preferred Stock. Holders of the Preferred Stock also have certain rights upon liquidation, dissolution or winding up of the Company or upon a change or control of the Company. Specifically, in the event of any liquidation, dissolution or winding up, holders of the Preferred stock will have liquidation preference over holders of common stock.

Also, as part of the loan transaction, the Company granted Panther Bridge an Assignment of Net Profits Interest and Irrevocable Option to Convert to Working Interest from the ownership in the Panther Prospect of the Company. Under the Assignment, the Company conveyed to Panther Bridge a 1/8th (12.50%) of 8/8ths Net Profits Interest (as defined below) in and to all the Company’s interests in the oil, gas and mineral leases and any future wells drilled thereon as described in “Annex A” to the Assignment (which the Company refers to as the Panther Prospect). As of September 30,2026, the Panther Prospect has no value since past development resulted in a dry hole and there are no expectations of future successful development on the lease.

During the third quarter of 2026 the company paid $609,946 in additional amounts due to Magnetar Exploration related to our earlier participation in the Panther Prospect in Louisiana. This amount was recorded in accounts payable as of June 30, 2026, and included in Other Expense for the six months ended June 30, 2026.

The Company had previously prepaid development expenses for the Bronco Project pending transfer of title of the Project to the Company by MPC. As of August 31, 2026, the underlying Bronco leases to which those prepayments applied were expired. Prepayments of $324,103 were written off and reported as Other Expense in the accompanying financial statements for the nine months ended September 30, 2026.

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

As of September 30, 2026, accrued and unpaid interest on the Panther Bridge note was $1,211,725.

Advances under Future Funding Option

Through September 30, 2026, the Company received additional loans from Panther Bridge totaling $925,000. In October 2026, Panther Bridge advanced an additional $125,000, bringing the aggregate amount of these loans to $1,050,000. These loans are currently non-interest-bearing and are separate from the October 14, 2025, line of credit transaction described in Note 12 below. Following discussions regarding the repayment terms of these loans, the Company and Panther Bridge agreed to a 60-day option period expiring on December 23, 2026. During this period, Panther Bridge may elect to have all or a portion of the loans added to the Panther Bridge line of credit described in Note 12, or the parties may agree upon alternative repayment terms. If neither of these events occur before the expiration of the option period, the outstanding balance of the loans will become immediately due and payable to Panther Bridge.

11.	ASSET RETIREMENT OBLIGATIONS

The following is a reconciliation of the long-term asset retirement obligations liability through September 30, 2026:

Asset retirement obligations – January 1, 2025	$1,099,311

Accretion expense	7,197
Estimated liabilities recorded	-
Settlement of ARO obligation	(30,995)

Asset retirement obligations – December 31, 2025	$1,075,513

Accretion expense	3,544
Estimated liabilities recorded	-
Settlement of ARO obligation	-

Asset retirement obligations – September 30, 2026	$1,079,057

12.	SUBSEQUENT EVENTS

On October 14, 2026, the Company entered into and closed a Securities Exchange Agreement (the “Exchange Agreement”) with Panther Bridge, LLC, a Texas limited liability company (“Panther Bridge”), under which the Company purchased (a) the 18% Unsecured Promissory Note in the original principal amount of $6,000,000.00 (the “Original Promissory Note”), which was issued on August 20, 2025 and matured on August 20, 2026, and (b) 3,000,000 shares of Series A Redeemable Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), in exchange for total consideration consisting of a Line of Credit Agreement (the “Line of Credit Agreement”) and an accompanying Unsecured Revolving Line of Credit Promissory Note (the “New Promissory Note”). The conveyance of the Original Promissory Note and Preferred Stock to the Company under the Exchange Agreement includes the conveyance of Panther Bridge’s right to receive any and all unpaid principal and interest that is due and payable under the Original Promissory Note and its right to receive any and all unpaid dividends that have accrued and are payable under the Preferred Stock. Panther Bridge is managed by Gregory McCabe, Jr., the son of the Company’s Chairman and Chief Executive Officer, Gregory McCabe (“McCabe Sr.”). Neither of the McCabes has any economic interest in Panther Bridge. Panther Bridge has multiple outside investors, none of whom are considered related persons to the Company.

Under the Line of Credit Agreement and New Promissory Note (the “Credit Agreements”), Panther Bridge is to provide the Company a revolving line of credit with a maximum aggregate outstanding principal balance of $20,000,000 at the fixed rate of 10% per annum, with one balloon payment of principal and interest being due and payable on the maturity date of October 14, 2031, with Panther Bridge having the right, in its sole and absolute discretion, to approve or reject requested advances for any reason or no reason. Additionally, the Credit Agreements provide for an initial principal balance of $10,000,000 deemed immediately advanced. This initial principal balance is consideration for Panther Bridge’s conveyance to the Company of the Original Promissory Note and Preferred Stock, and no new cash has yet been advanced under the Credit Agreements. The Credit Agreements further provide that in consideration of Panther Bridge’s commitment to provide the line of credit, the Company is to issue to Panther Bridge shares of common stock, par value $0.0001 per share (the “Shares”), at the rate of 1.5 Shares for every $1.00 of principal outstanding under the line of credit, with the aggregate number of Shares issued not to exceed 30,000,000 Shares, with the Company immediately issuing 15,000,000 Shares to Panther Bridge in respect of the initial principal balance.

The proceeds of the loans under the Credit Agreements are to be used for working capital and for general corporate purposes. As part of the Exchange Agreement transaction, the Company, Panther Bridge, and McCabe Sr. entered into a Subordination Agreement (the “Subordination Agreement”) under which McCabe Sr. agreed to subordinate all of the Company’s indebtedness and obligations owed to him to the indebtedness under the New Promissory Note, under the terms and conditions of the Subordination Agreement.

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

We have minor interests in the eastern edge of the Midland Basin in Sterling, Tom Green and Irion Counties, Texas, and two minor well interests located in Oklahoma. As of September 30, 2026, the Company had no proved reserves and no capitalized oil and natural gas properties costs reflected on its balance sheet and is focused on evaluating acquisition, development and financing opportunities.

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

Results of Operations

Results for the three- and six-month periods ending September 30, 2026 and 2025

Revenue and Gross Profit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product Sales BOE	140	130	328	360

Total Revenue	$2,874	$2,355	$7,590	$7,382
Cost of revenue	($10,121)	($60,114)	($55,106)	(83,799)
Gross Profit (Loss)	($7,247)	($57,759)	($47,516)	($76,417)

Gross profit percentage	(252.16)%	(2452.61)%	(626.03)%	(1035.18)%

Production Revenues and Cost of Revenue

For the three months ended September 30, 2026, we had production revenue of $2,874 compared to $2,355 of production revenue for the prior year period. The change in revenue was primarily due to revenue from production sold from the Oklahoma wells which are marginal producers with intermittent sales of minerals. Our cost of revenue, consisting of lease operating expenses and production taxes, was $10,121, and $60,114 for the three months ended September 30, 2026, and 2025, respectively.

For the nine months ended September 30, 2026, we had production revenue of $7,590, compared to $7,382 of production revenue for the prior year period. The change in revenue was primarily due to revenue from production sold from the Oklahoma wells which are marginal producers with intermittent sales of minerals. Our cost of revenue, consisting of lease operating expenses and production taxes, was $55,106 and $83,799 for the nine months ended September 30, 2026, and 2025, respectively.

Refer to the table of production and revenue included below for changes in revenue:

		Oil	Gas
		Production	Production	Oil	Gas	Total
Property	Quarter	{BBLS}	{MCF}	Revenue	Revenue	Revenue

Oklahoma	Q1 - 2025	30	604	1,986	1,078	3,064
Hazel (TX)	Q1 - 2025	0	0	0	0	0
Total Q1-2025		30	604	1,986	1,078	3,064

Oklahoma	Q2 - 2025	14	510	816	1147	1963
Hazel (TX)	Q2 - 2025	0	0	0	0	0
Total Q2-2025		14	510	816	1147	1963

Oklahoma	Q3 - 2025	14	698	937	1418	2355
Hazel (TX)	Q3 - 2025	0	0	0	0	0
Total Q3-2025		14	698	937	1418	2355

Oklahoma	Q4- 2025	28	629	1739	1222	2961
Hazel (TX)	Q4 - 2025	0	0	0	0	0
Total Q4-2025		28	629	1739	1222	2961

Total 2025		86	2,441	5,478	4,865	10,343

Average Commodity Price				$63.70	$1.99

Oklahoma	Q1 - 2026	14	589	838	1,888	2,726
Hazel (TX)	Q1 - 2026	0	0	-	-	-
Total Q1-2026		14	589	838	1,888	2,726

Oklahoma	Q2 - 2026	13	405	1,200	790	1,990
Hazel (TX)	Q2 - 2026	0	0	-	-	-
Total Q2-2026		13	405	1,200	790	1,990

Oklahoma	Q3 - 2026	14	758	1,435	1,439	2,874
Hazel (TX)	Q3 - 2026	0	0	-	-	-
Total Q3-2026		14	758	1,435	1,439	2,874

YTD - 2026		41	1752	3,473	4,117	7,590

Average Commodity Price				$84.71	$2.35

Expenses for the three and nine months ended September 30, 2026 and 2025

We did not record any depreciation, depletion and amortization expense for the three months ended September 30, 2026 or 2025.

General and Administrative Expenses

	Three Months		Nine Months
	Ended September 30		Ended September 30
	2026	2025	2026	2025
General & Administrative	$416,639	$396,594	$1,422,821	$1,229,274

Total general and administrative expenses	$416,639	$396,594	$1,422,821	$1,229,274

General and Administrative Expenses

Our general and administrative expense for the three-month period ended September 30, 2026, was $416,639 compared with $396,594 for the same period from the prior year.

Our general and administrative expense for the nine-month period ended September 30, 2026, was $1,422,821 compared with $1,229,274 for the same period from the prior year.

Our general and administrative expenses consisted of accounting and administrative costs, legal and other professional consulting fees, and other general corporate expenses. The increase in expenses is principally related to legal and professional fees supporting financial report filings.

Other Expense

Other expense for the nine months ended September 30, 2026, is detailed as follows:

During the third quarter of 2026 the company paid $609,946 in additional amounts due to Magnetar Exploration related to our earlier participation in the Panther Prospect in Louisiana. This amount was recorded in accounts payable as of June 30, 2026, and included in Other Expense for the six months ended June 30, 2026.

The Company had previously prepaid development expenses for the Bronco Project pending transfer of title of the Project to the Company by MPC. As of August 31, 2026, the underlying Bronco leases to which those prepayments applied were expired. Prepayments of $324,103 were written off and reported as Other Expense in the accompanying financial statements for the nine months ended September 30, 2026.

Liquidity and Capital Resources

Liquidity risk is the risk that we will not meet our financial obligations as they become due after use of currently available cash. We have a planning and budgeting process to monitor operating cash requirements, including amounts projected for capital expenditure, which are adjusted as input variables change. These variables include, but are not limited to, our ability to generate revenue from operations, general and administrative requirements and the availability of equity or debt capital. As these variables change, we may be required to issue equity or obtain debt financing.

See the disclosure in Note 5 and Note 10 of the notes to our financial statements as of and for the nine months ended September 30, 2026 included in this report for information about the 2021 Note, Loan Agreement, 2022 Note and other obligations, which information is incorporated herein by reference.

Contractual Obligations

 Our most significant contractual obligations during the quarter end September 30, 2026, relate to the Loan Agreement, the 2021 Note, and the 2022 Note. Additionally, subsequent to quarter end, the Company completed a recapitalization and financing transaction with Panther Bridge that materially affected the Company’s liquidity and capital resources. The transaction, which is described in Note 12 to the financial statements, included the exchange of certain outstanding indebtedness and preferred equity interests, the issuance of shares of common stock, and the establishment of a new financing facility. Management believes the transaction improves the Company’s liquidity position by eliminating near-term obligations and extending the maturity of significant debt obligations.

Our debt obligations include the $15 million principal balance outstanding under the 2021 Note, which incurs interest at 8% per annum and was to mature on March 31, 2024. On September 2, 2022, we entered into a Loan Agreement that governs the term loans advanced to us from Meta on April 14, 2022, May 4, 2022, May 12, 2022, May 26, 2022, June 1, 2022, June 13, 2022, June 28, 2022, August 11, 2022 and August 29, 2022, for an aggregate principal balance outstanding of $5 million, which is the maximum amount of Meta’s commitment under the Loan Agreement. The term loans incur interest at a per annum rate equal to 8%. An amendment to the 2021 Note entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of the 2021 Note is presently extended to December 31, 2026.

On December 21, 2022, we issued the 2022 Note that governs the term loans advanced to us from Mr. McCabe on December 22, 2022, for an aggregate principal balance up to $20 million. On January 7, 2026, the principal amount was increased to $25 million. Draws on the loan through December 31, 2024 total $21.53 million. The term loan incurs interest at a per annum rate equal to 5% and was to mature on June 21, 2023. An amendment to the 2022 Note entered into on June 30, 2025 includes an automatic renewal provision, and the maturity date of the 2022 Note is presently extended to December 31, 2026.

For the year ended December 31, 2025, we incurred aggregate interest on the 2022 Note, the 2021 Note and under the Loan Agreement of $2,776,954. Interest accrued for the nine months ended September 30, 2026, was $2,182,342.

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

As of September 30, 2026, we had $17,818 of liquidity, comprised of cash and cash equivalents on hand. Our short and long-term capital requirements consist primarily of funding our development and drilling activities, payment of contractual obligations and debt service.

At September 30, 2026, we had working capital deficit of $66,920,239 and total assets of $361,230. Stockholders’ deficit was $67,809,617. The negative working capital is principally due to notes payable which were payable within one year.

Management believes that our currently available resources may not provide sufficient funds to enable us to meet our financing and drilling obligations for the 2026 fiscal year. As of September 30, 2026, we had $17,818 in cash and cash equivalents, a working capital deficit of $66.92 million, no capitalized oil and natural gas properties reflected on our balance sheet and no proved reserves associated with our properties. Although we continue to hold interests in certain oil and natural gas projects and may seek to acquire, develop or participate in additional opportunities, our ability to generate meaningful operating cash flow remains dependent upon successfully acquiring or developing economically viable oil and natural gas assets and obtaining sufficient capital to fund those activities. We anticipate that we will continue to incur operating losses and generate negative cash flows from operations for the foreseeable future and will require additional capital resources to fund our operations. While we do not have any committed sources of capital, we expect to continue to opportunistically seek access to additional funds through public or private equity offerings, debt financing, strategic transactions, joint ventures and other partnering arrangements. Despite these efforts, there can be no assurance that we will successfully obtain additional financing, complete strategic transactions, develop commercially viable projects or otherwise improve our liquidity position. If we are unable to do so, we may be required to curtail operations, delay development activities or pursue other alternatives.

We do not expect to pay cash dividends on our common stock in the foreseeable future.

The following table summarizes sources and uses of cash and cash equivalents:

	Nine Months Ended September 30,
	2026	2025

Net loss	(5,432,008)	(8,925,815)

Net cash used in operating activities	(2,216,135)	535,005

Net cash (used in ) investing activities	-	(5,064,022)

Net cash provided by financing activities	2,070,000	5,018,000

Net increase (decrease) in cash	$(146,135)	$488,983

Cash—beginning of period	$163,953	$191,117
Cash—end of period	$17,818	$680,100

Cash Flow Used in Operating Activities

Cash flow from (used in) operating activities for the nine months ended September 30, 2026 was $(2,216,135) compared to $535,005 for the nine months ended September 30, 2025. Cash flows used in operating activities for the nine months ended September 30, 2026 can be primarily attributed to the net loss from operations and changes in accrued liabilities. Cash flows used in operating activities for the nine months ended September 30, 2025, can be primarily attributed to the net loss from operations, impairment expense and a change in accounts payable. We expect to continue to use cash flow in operating activities until such time as we achieve sufficient commercial oil and gas production to cover all of our cash costs.

Cash Flow Used in Investing Activities

Cash flow used in investing activities for the nine months ended September 30, 2026 was $(-0-) compared to $(5,064,022) for the nine months ended September 30, 2025. Cash flow used in investing activities principally consists of investment in oil and natural gas properties.

Cash Flows from Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2026 was $2,070,000 compared to $5,018,000 for the nine months ended September 30, 2025. Cash flows from financing activities consists of proceeds from additional borrowings from a related party. For the nine months ended September 30, 2026, we incurred aggregate interest on the 2022 Note, the 2021 Note and under the Loan Agreement of $2,182,342.

Capital Expenditures

Our capital expenditures are summarized in the following table:

	Nine Months Ended September 30,
	2026	2025
Acquisitions:
Proved property	$-	$-
Unproved property working interest	-	-
Exploration and development:
Developmental leasehold costs	-	-
Exploratory drilling and completion costs	-	-
Development drilling and completion costs	-	5,064,022
Other development costs	-	-
Capitalized interest	-	-
Asset retirement obligations		-
Total exploration and development	-	5,064,022

Other property	-	-
Total capital expenditures	$-	$5,064,022
Change in accrued capital expenditures and other	(2,765,895)	(4,395,249)
Prepaid drilling costs	-	-
Capitalized interest	-	-

Asset retirement obligations	-	-
Total net cash capital expenditures	$(2,765,895)	$668,773

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by us is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective is based on the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that occurred during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 20, 2025, Panther Bridge loaned $6,000,000 to the Company, evidenced by an 18% Unsecured Promissory Note.  This note matured on August 20, 2026, on which date all unpaid principal and interest was due and payable.  The Company made no payments to Panther Bridge on that date and was accordingly in default thereafter.  On October 14, 2026, Panther Bridge conveyed the note back to the Company, and the note was retired.  That transaction is described further in Note 12 to the financial statements.

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

NEXT BRIDGE HYDROCARBONS, INC.

Date: November 13, 2026	/s/ Gregory McCabe
Gregory McCabe, Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2026	/s/ Roger Wurtele
Roger Wurtele, Chief Financial Officer
(Principal Financial and Accounting Officer)